Form 10-Q
period 1994-03-31
FIRST UNION CORP
filed 1994-05-16
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994


                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-10000


                     FIRST UNION CORPORATION
      (Exact name of registrant as specified in its charter)

       North Carolina                                56-0898180
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)


                      First Union Corporation
                      One First Union Center
               Charlotte, North Carolina  28288-0013
              (Address of principal executive offices)
                             (Zip Code)


                           (704) 374-6565
          (Registrant's telephone number, including area code)



          (Former name, former address and former fiscal year, if changed since last report)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No


                  APPLICABLE ONLY TO CORPORATE ISSUERS:


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


  168,596,903 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 1994.

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

  The following unaudited consolidated financial statements of First Union Corporation (the "Corporation" or "FUNC") within Item 1 include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such consolidated financial statements for the periods indicated.

                     FIRST UNION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                         CONSOLIDATED STATEMENTS OF INCOME
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

  The Consolidated Balance Sheets of First Union Corporation and Subsidiaries at March 31, 1994, March 31, 1993, and December 31, 1993, respectively, set forth on page T-26 of the Corporation's First Quarter Financial Supplement for the three months ended March 31, 1994, (the "Financial Supplement"), are incorporated herein by reference.

  The Consolidated Statements of Income of First Union Corporation and Subsidiaries for the three months ended March 31, 1994 and 1993, set forth on page T-27 of the Financial Supplement, are incorporated herein by reference.

  The Consolidated Statements of Cash Flows of First Union Corporation and Subsidiaries for the three months ended March 31, 1994 and 1993, set forth on page T-28 of the Financial Supplement, are incorporated herein by reference.

  A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                            FIRST UNION CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Securities

The Corporation adopted Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at January 1, 1994, which requires that debt and equity securities held:
(i) to maturity be classified as such and reported at amortized cost;
(ii) for current resale be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings; and (iii) for any other purpose be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of stockholders' equity. The adoption of Statement 115 had no impact on net income.


The following table summarizes the effect of this standard on stockholders' equity:



                                                         January 1,              March 31,
(In thousands)                                              1994                    1994

Securities available for sale                             $139,443                (65,725)
Other assets (deferred income taxes)                        46,016                 23,899

Stockholders' equity
 Unrealized gain (loss) on debt and equity securities     $93,427                 (41,826)


Note 2: Off-Balance Sheet Risk and Carrying Amounts and Fair Value of Financial Instruments

Information related to off-balance sheet risk as of March 31, 1994 is included in Table 20 through 22 of the Corporation's First Quarter Financial
Supplement on pages T-18 through T-21.

At March 31, 1994, the net fair value of the Corporation's recorded net financial assets subject to valuation in accordance with Financial
Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments", decreased 11 percent from year-end 1993 as a result of a decline in the net financial assets subject to such valuation and 10 percent as a result of an increase in interest rates from year-end 1993, which reduced the fair value of the Corporation's securities and loan portfolios.

Information related to off-balance sheet risk and the impact of changes in interest rates should be read in conjunction with the "Interest
Rate Risk Management" section of the Corporation's First Quarter Financial Supplement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


  Management's Analysis of Operations appears on pages 2 through 18 and T-1 through T-28 of the Financial Supplement and is incorporated herein by reference.

  A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Part II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.


  At the annual meeting of the stockholders of the Corporation held on April 19, 1994, in addition to the election of the nine directors nominated to serve as such and the ratification of the selection of KPMG Peat Marwick as auditors of the Corporation, the following proposals were approved at the meeting:




                                          FOR         AGAINST         ABSTAIN

1.  Proposal to approve the          127,888,671     2,591,952       1,379,096
    Corporation's 1994 Employee
    Stock Purchase Plan.

2.  Proposal to approve certain      127,150,986     3,752,897         955,837
    amendments to the
    Corporation's 1992 Master
    Stock Compensation Plan.

3.  Porposal to approve certain      118,036,055    12,054,988       1,768,676
    amendments to the
    Corporation's Management
    Incentive Plan.

4.  Proposal to approve certain      117,801,499     12,516,016      1,542,204
    amendments to the
    Corporation's Long-Term
    Cash Incentive Plan.


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.


        Exhibit No.                       Description


        (4) Instruments defining the rights of security holders, including indentures.*


        (12)(a)                     Computations of Consolidated Ratios
                                    of Earnings to Fixed Charges.

        (12)(b) Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

        (19)                        The Corporation's First Quarter Financial
                                    Supplement.

        (20)                        The Corporation's First Quarter Report to
                                    Stockholders.**

        (99)                        First Union Corporation of Virginia
                                    Summarized Financial Information.


* The Corporation agrees to furnish to the Commission upon request, copies of the instrument, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
** The First Quarter Report to Stockholders is furnished for the information of the Commission only and is not to be deemed "filed" as part of this Form 10-Q.

  (b) Reports on Form 8-K.


      During the quarter ended March 31, 1994, no Reports on Form
      8-K were filed with the Commission by the Corporation.



                            SIGNATURES

  Pursuant to the Requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                           FIRST UNION CORPORATION


Date:  May 16, 1994                  By: /s/ James H. Hatch
                                          James H. Hatch
                                          Senior Vice President and
                                             Corporate Controller
                                             (Principal Accounting
                                             Officer)

                            EXHIBIT INDEX


Exhibit No.              Description

(4) Instruments defining the rights of security holders, including indentures.*

(12)(a)          Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)          Computations of Consolidated Ratios of Earnings to Fixed
                 Charges and Preferred Stock Dividends.

(19)             The Corporation's First Quarter Financial Supplement.

(20)             The Corporation's First Quarter Report to Stockholders.**

(99)             First Union Corporation of Virginia Summarized Financial
                 Information.



* The Corporation agrees to furnish to the Commission upon request, copies of the instrument, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** The First Quarter Report to Stockholders is furnished for the information of the Commission only and is not to be deemed "filed" as part of this Form 10-Q.