Form 10-Q
period 1994-06-30
FIRST UNION CORP
filed 1994-08-15
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
For the transition period from                         to
Commission file number 1-10000
                            FIRST UNION CORPORATION
             (Exact name of registrant as specified in its charter)

                        NORTH CAROLINA                                                  56-0898180
                (State or other jurisdiction of                                      (I.R.S. Employer
                incorporation or organization)                                      Identification No.)

                            FIRST UNION CORPORATION
                             ONE FIRST UNION CENTER
                      CHARLOTTE, NORTH CAROLINA 28288-0013
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (704) 374-6565
              (Registrant's telephone number, including area code)
              (Former name, former address and former fiscal year,
                         if changed since last report)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes         No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  171,934,511 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 1994.

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
     The following unaudited consolidated financial statements of First Union Corporation (the "Corporation" or "FUNC") within Item 1 include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such consolidated financial statements for the periods indicated.
                                       1

                    FIRST UNION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     The Consolidated Balance Sheets of First Union Corporation and Subsidiaries at June 30, 1994, June 30, 1993, and December 31, 1993, respectively, set forth on page T-26 of the Corporation's Second Quarter Financial Supplement for the three months ended June 30, 1994, (the "Financial Supplement"), are incorporated herein by reference.
     The Consolidated Statements of Income of First Union Corporation and Subsidiaries for the three months ended June 30, 1994 and 1993, set forth on page T-27 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of First Union Corporation and Subsidiaries for the three months ended June 30, 1994 and 1993, set forth on page T-28 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
                                       2

                            FIRST UNION CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SECURITIES
     The Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at January 1, 1994, which requires that debt and equity securities held: (i) to maturity be classified as such and reported at amortized cost; (ii) for current resale be classified as trading securities and reported at fair value, with unrealized gains and losses included in current earnings; and (iii) for any other purpose be classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from current earnings and reported as a separate component of stockholders' equity. The adoption of Statement 115 had no impact on net income.
     The following table summarizes the effect of this standard on stockholders' equity:

                                                                                                       JANUARY 1,    JUNE 30,
(IN THOUSANDS)                                                                                            1994         1994
Securities available for sale.......................................................................    $ 139,443    (198,633)
Other assets -- deferred income taxes (benefits)....................................................       46,016     (74,968)
Stockholders' equity
  Unrealized gain (loss) on debt and equity securities..............................................    $  93,427    (123,665)

NOTE 2: OFF-BALANCE SHEET RISK AND CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     Information related to off-balance sheet risk as of June 30, 1994 is included in Tables 20 through 22 of the Corporation's Second Quarter Financial Supplement on pages T-18 through T-21.
     At June 30, 1994, the net fair value of the Corporation's recorded net financial assets subject to valuation in accordance with Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," increased 14 percent from year-end 1993 as a result of an increase in the net financial assets subject to such valuation and decreased 17 percent as a result of an increase in interest rates from year-end 1993, which reduced the fair value of the Corporation's securities and loan portfolios.
     Information related to off-balance sheet risk and the impact of changes in interest rates should be read in conjunction with the "Interest Rate Risk Management" section of the Corporation's Second Quarter Financial Supplement.
                                       3

                           PART II. OTHER INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Management's Analysis of Operations appears on pages 2 through 20 and T-1 through T-28 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Information relating to certain proposals voted on at the annual meeting of the stockholders of the Corporation held on April 19, 1994, is set forth under
Item 4 in the Corporation's First Quarter 1994 Form 10-Q and incorporated herein by reference.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits.

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)(a)    Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (12)(b)    Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
   (19)       The Corporation's Second Quarter Financial Supplement.
   (20)       The Corporation's Second Quarter Report to Stockholders.**
   (99)(a)    First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.
   (99)(b)    First Union Corporation and Subsidiaries Summarized Financial Information.

 * The Corporation agrees to furnish to the Commission upon request, copies of the instrument, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
** The Second Quarter Report to Stockholders is furnished for the information of the Commission only and is not to be deemed "filed" as part of this Form
   10-Q.
     (b) Reports on Form 8-K.
     During the quarter ended June 30, 1994, no Reports on Form 8-K were filed with the Commission by the Corporation.
                                       4

                                   SIGNATURES
     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                         FIRST UNION CORPORATION
Date: August 15, 1994
                                                  /s/ JAMES H. HATCH

                                                     JAMES H. HATCH
                                                Senior Vice President and
                                             Corporate Controller (Principal
                                                   Accounting Officer)
                                       5

                                 EXHIBIT INDEX

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)(a)    Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (12)(b)    Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
   (19)       The Corporation's Second Quarter Financial Supplement.
   (20)       The Corporation's Second Quarter Report to Stockholders.**
   (99)(a)    First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.
   (99)(b)    First Union Corporation and Subsidiaries Summarized Financial Information.

 * The Corporation agrees to furnish to the Commission upon request, copies of the instrument, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
** The Second Quarter Report to Stockholders is furnished for the information of the Commission only and is not to be deemed "filed" as part of this Form 10-Q.