Form 10-Q
period 1994-09-30
FIRST UNION CORP
filed 1994-11-14
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended September 30, 1994
                                       OR
[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from                         to
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

                            FIRST UNION CORPORATION
                             ONE FIRST UNION CENTER
                      CHARLOTTE, NORTH CAROLINA 28288-0013
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (704) 374-6565
              (Registrant's telephone number, including area code)
              (Former name, former address and former fiscal year,
                         if changed since last report)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes          No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  175,989,589 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 1994.

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

                    FIRST UNION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     The Consolidated Balance Sheets of First Union Corporation and Subsidiaries at September 30, 1994, September 30, 1993, and December 31, 1993, respectively, set forth on page T-26 of the Corporation's Third Quarter Financial Supplement for the three months ended September 30, 1994, (the "Financial Supplement"), are incorporated herein by reference.
     The Consolidated Statements of Income of First Union Corporation and Subsidiaries for the three months ended September 30, 1994 and 1993, set forth on page T-27 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of First Union Corporation and Subsidiaries for the three months ended September 30, 1994 and 1993, set forth on page T-28 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
                                       2

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

                                                                                                   JANUARY 1,    SEPTEMBER 30,
(IN THOUSANDS)                                                                                        1994           1994
Securities available for sale...................................................................    $ 139,443       (262,949)
Other assets -- deferred income taxes (benefits)................................................       46,016        (92,031)
Stockholders' equity
  Unrealized gain (loss) on debt and equity securities..........................................    $  93,427       (170,918)

NOTE 2: OFF-BALANCE SHEET RISK AND CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     Information related to off-balance sheet risk as of September 30, 1994 is included in Tables 20 through 22 of the Corporation's Third Quarter Financial Supplement on pages T-18 through T-21.
     At September 30, 1994, the net fair value of the Corporation's recorded net financial assets subject to valuation in accordance with Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," increased 12 percent from year-end 1993 as a result of an increase in the net financial assets subject to such valuation and decreased 48 percent as a result of an increase in interest rates from year-end 1993, which reduced the fair value of the Corporation's securities and loan portfolios.
     Information related to off-balance sheet risk and the impact of changes in interest rates should be read in conjunction with the "Interest Rate Risk Management" section of the Corporation's Third Quarter Financial Supplement.
                                       3

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

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)(a)    Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (12)(b)    Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
   (19)       The Corporation's Third Quarter Financial Supplement.
   (20)       The Corporation's Third Quarter Report to Stockholders.**

   (27)       The Corporation's Financial Data Schedules.***
   (99)       First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.

  * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
 ** The Third Quarter Report to Stockholders is furnished for the information of the Commission only and is not to be deemed "filed" as part of this Form 10-Q.

*** Filing by Electronic Data Gathering, Analysis and Retrieval System only.


     (b) Reports on Form 8-K.
     During the quarter ended September 30, 1994, no Reports on Form 8-K were filed with the Commission by the Corporation.
                                       4

                                   SIGNATURES
     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                         FIRST UNION CORPORATION
Date: November 11, 1994
                                         By:
                                                     JAMES H. HATCH
                                                SENIOR VICE PRESIDENT AND
                                                  CORPORATE CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)
                                       5

                                 EXHIBIT INDEX

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)(a)    Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (12)(b)    Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
   (19)       The Corporation's Third Quarter Financial Supplement.
   (20)       The Corporation's Third Quarter Report to Stockholders.**

   (27)       The Corporation's Financial Data Schedules.***
   (99)       First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.

  * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
 ** The Third Quarter Report to Stockholders is furnished for the information of the Commission only and is not to be deemed "filed" as part of this Form 10-Q.
*** Filing by Electronic Data Gathering, Analysis and Retrieval System only.