Form 10-K
period 1994-12-31
FIRST UNION CORP
filed 1995-03-03
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[(check mark)] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from             to
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes(Check mark)   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]
             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes (check mark)  No
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     As of January 31, 1995, there were 173,902,909 shares of the registrant's Common Stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $42.75 per share on the New York Stock Exchange on such date, the aggregate market value of the registrant's Common Stock held by those persons deemed by the registrant to be nonaffiliates was approximately $7.3 billion.
                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

                 INCORPORATED DOCUMENTS                                 WHERE INCORPORATED IN FORM 10-K
1. Certain portions of the Corporation's Annual Report to  Part I -- Items 1 and 2; Part II -- Items 5, 6, 7
   Stockholders for year ended December 31, 1994 ("Annual    and 8.
   Report").
2. Certain portions of the Corporation's Proxy Statement   Part III -- Items 10, 11, 12 and 13.
   for Annual Meeting of Stockholders to be held on April
   18, 1995 ("Proxy Statement").

                                     PART I
ITEM 1. BUSINESS.
  GENERAL
     First Union Corporation (the "Corporation" or "FUNC") was incorporated under the laws of North Carolina in 1967 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pursuant to a corporate reorganization in 1968, First Union National Bank of North Carolina ("FUNB-NC ") and First Union Mortgage Corporation, a mortgage banking firm acquired by FUNB-NC in 1964, became subsidiaries of the Corporation.
     In addition to FUNB-NC, the Corporation also operates banking subsidiaries in Florida (since November 1985), South Carolina (since March 1986), Georgia (since March 1986), Tennessee (since December 1987), Maryland (since December
1992), Virginia (since December 1992) and Washington, D.C. (since December
1992). In addition to providing a wide range of commercial and retail banking and trust services through its banking subsidiaries, the Corporation also provides various other financial services, including mortgage banking, home equity lending, insurance and securities brokerage services, through other subsidiaries.
     The Corporation's principal executive offices are located at One First Union Center, Charlotte, North Carolina 28288-0013 (telephone number
(704)374-6565).
     Since the 1985 Supreme Court decision upholding regional interstate banking legislation, the Corporation has concentrated its efforts on building a large regional banking organization in the southeastern and south atlantic regions of the United States. Since November 1985, the Corporation has completed 50 banking related acquisitions and currently has five pending acquisitions, including the more significant completed and pending acquisitions (I.E., acquisitions involving the acquisition of $3.0 billion or more of assets or deposits) set forth in the following table.

                                                                                        CONSIDERATION/
                                                                        ASSETS/           ACCOUNTING
NAME (1)                                            HEADQUARTERS    DEPOSITS (2)(3)        TREATMENT        COMPLETION DATE
Atlantic Bancorporation..........................  Florida             $3.8 billion   common stock/        November 1985
                                                                                      pooling
Northwestern Financial Corporation...............  North Carolina       3.0 billion   common stock/        December 1985
                                                                                      pooling
First Railroad & Banking Company of Georgia......  Georgia              3.7 billion   common stock/        November 1986
                                                                                      pooling
Florida National Banks of Florida, Inc...........  Florida              7.9 billion   cash and preferred   January 1990
                                                                                      stock/purchase
Southeast banks..................................  Florida              9.9 billion   cash/notes           September 1991
                                                                                      and preferred
                                                                                      stock/purchase
Resolution Trust Corporation ("RTC")
  acquisitions...................................  Florida,             5.3 billion   cash/purchase        1991-1994
                                                   Georgia,
                                                   Virginia
Dominion Bankshares Corporation..................  Virginia             8.9 billion   common and           March 1993
                                                                                      preferred
                                                                                      stock/pooling
Georgia Federal Bank, FSB........................  Georgia              4.0 billion   cash/purchase        June 1993
First American Metro Corp........................  Virginia             4.6 billion   cash/purchase        June 1993
American Savings of Florida, F.S.B.
  ("ASF") (4)....................................  Florida             $3.5 billion   common stock/
                                                                                      purchases

(1) Additional information relating to certain of the foregoing and other acquisitions is set forth in the Annual Report in Note 2 on pages 62 and 63.
(2) The dollar amounts indicated represent assets of the related organization as of the last reporting period prior to acquisition, except for (i) the dollar amount relating to RTC acquisitions, which represents deposits acquired from the RTC and (ii) the dollar amount relating to Southeast banks, which represents assets of the two banking subsidiaries of Southeast Banking Corporation acquired from the Federal Deposit Insurance Corporation (the "FDIC").
(3) In addition, the Corporation purchased Lieber & Company ("Lieber"), a mutual fund advisory company with approximately $3.4 billion in assets under management, in June 1994. Since such assets are not owned by Lieber, they are not reflected on the Corporation's balance sheet.
(4) The ASF acquisition was announced on December 5, 1994, and is currently expected to close during the first half of 1995, subject to certain conditions of closing. The acquisition provides for issuance of $21.00 in value of shares of the Corporation's Common Stock, $3.33 1/3 par value per share (the "Common Stock"), based on the price of Common Stock prior to the closing, in exchange for each share of ASF common stock, resulting in a purchase price of approximately $253 million. The Corporation paid $161 million for the purchase in the open market of 3.8 million shares of Common Stock expected to be issued in the acquisition and will account for the acquisition as a purchase.
     The Corporation is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.
     Additional information relating to the business of the Corporation and its subsidiaries is set forth on pages 6 through 10 in the Annual Report and incorporated herein by reference. Information relating to the Corporation only is set forth in Note 16 on pages 81 through 84 in the Annual Report and incorporated herein by reference.
  COMPETITION
     The Corporation's subsidiaries face substantial competition in their operations from banking and nonbanking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, brokerage firms, insurance companies, leasing companies, credit card issuers, mortgage banking companies, finance companies and other types of financial institutions.
     Based on the volume of permanent mortgages serviced on December 31, 1994, the Corporation's mortgage banking subsidiary, First Union Mortgage Corporation, was the 17th largest mortgage banking company in the United States.
  SUPERVISION AND REGULATION
    GENERAL
     As a bank holding company, the Corporation is subject to regulation under the BHCA and its examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.
     The earnings of the Corporation's subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board and the Comptroller of the Currency (the "Comptroller"). In addition, there are numerous governmental requirements and regulations which affect the activities of the Corporation and its subsidiaries.
    PAYMENT OF DIVIDENDS
     The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of the Corporation result from amounts paid as dividends to the Corporation by its national bank subsidiaries. The Corporation's banking subsidiaries are subject to legal limitations on the amount of dividends they can pay. The prior
                                       2
approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.
     Under the foregoing dividend restrictions and certain restrictions applicable to certain of the Corporation's nonbanking subsidiaries, as of December 31, 1994, the Corporation's subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $397 million to FUNC during 1995. During 1994, the Corporation's subsidiaries paid $682 million in cash dividends to FUNC.
     In addition, both the Corporation and its national bank subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Comptroller has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.
    BORROWINGS BY THE CORPORATION
     There are also various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries can borrow or otherwise obtain credit from its bank subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or such nonbank subsidiaries, to ten percent of the lending bank's capital stock and surplus, and as to the Corporation and all such nonbank subsidiaries in the aggregate, to 20 percent of such lending bank's capital stock and surplus.
    CAPITAL
     Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 1994, the Corporation's tier 1 capital and total capital ratios were 7.76 percent and 12.94 percent, respectively.
     In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 1994, was 6.12 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Corporation of any specific minimum tier 1 leverage ratio applicable to it.
                                       3

     Each of the Corporation's subsidiary national banks is subject to similar capital requirements adopted by the Comptroller. The Comptroller has not advised any of the Corporation's subsidiary national banks of any specific minimum leverages ratio applicable to it. As of December 31, 1994, the capital ratios of the bank subsidiaries of the Corporation, FUNB-NC, First Union National Bank of South Carolina ("FUNB-SC"), First Union National Bank of Georgia ("FUNB-GA"), First Union National Bank of Florida ("FUNB-FL"), First Union National Bank of Washington, D.C. ("FUNB-DC"), First Union National Bank of Maryland ("FUNB-MD"), First Union National Bank of Tennessee ("FUNB-TN"), First Union National Bank of Virginia ("FUNB-VA") and First Union Home Equity Bank, N.A. ("FUHEB"), were as follows:

                          REGULATORY    FUNB-    FUNB-    FUNB-    FUNB-    FUNB-    FUNB-    FUNB-    FUNB-
                           MINIMUM       NC       SC       GA       FL       DC       MD       TN       VA      FUHEB
Tier 1 capital ratio....        4%      7.32     7.88     8.26     7.95     16.75    20.53    12.76    9.21     7.60
Total capital ratio.....        8       10.69    12.15    11.18    10.76    18.03    21.81    14.02    13.11    12.10
Leverage ratio..........      3-5%      6.10     5.77     5.69     5.91     8.33     12.82    8.47     7.10     7.22

     Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.
    FIRREA; SUPPORT OF SUBSIDIARY BANKS
     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), among other things, imposes liability on an institution the deposits of which are insured by the FDIC, such as the Corporation's subsidiary national banks, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.
     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, the Corporation may not find itself able to provide it.
     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
    FDICIA
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
     The Comptroller has adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, tier 1 capital ratio and the leverage ratio. Under the regulations, a bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible
                                       4
assets. As of December 31, 1994, all of the Corporation's subsidiary banks had capital levels that qualify them as being "well capitalized" under such regulations.
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".
     "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.
     FDICIA directs that each federal banking agency prescribe standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and such other standards as the agency deems appropriate. The ultimate effect of these standards cannot be ascertained until final regulations are adopted.
     FDICIA also contains a variety of other provisions that may affect the operations of the Corporation, including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not "well capitalized" or are "adequately capitalized" and have not received a waiver from the FDIC. Under regulations relating to the brokered deposit prohibition, all of the Corporation's subsidiary banks are "well capitalized" and not subject to the prohibition.
    DEPOSITOR PREFERENCE STATUTE
     Legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.
    INTERSTATE BANKING AND BRANCHING LEGISLATION
     The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish and operate a DE NOVO branch in a state in which the bank does not maintain a branch if that state expressly permits DE NOVO branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through DE NOVO branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or DE NOVO.
                                       5

    ADDITIONAL INFORMATION
     Additional information related to certain regulatory and accounting matters is set forth on pages 21 and 22 in the Annual Report and incorporated herein by reference.
ITEM 2. PROPERTIES.
     As of December 31, 1994, the Corporation and its subsidiaries owned or leased 1,562 locations in 42 states and two foreign countries from which their business is conducted, including a multi-story office complex in Charlotte, North Carolina, which serves as the administrative headquarters of the Corporation, FUNB-NC, FUHEB and most of the Corporation's nonbanking subsidiaries. Listed below are the number of banking and nonbanking locations of the Corporation that are leased or owned, as of December 31, 1994:

                                                                                      LEASED     OWNED
First Union National Bank of Florida...............................................     211        342
First Union National Bank of North Carolina........................................      98        179
First Union National Bank of Georgia...............................................      46        108
First Union National Bank of South Carolina........................................      12         54
First Union National Bank of Tennessee.............................................      11         43
First Union National Bank of Virginia..............................................      66        111
First Union National Bank of Maryland..............................................      22          4
First Union National Bank of Washington, D.C.......................................      31          2
First Union Home Equity Bank, N.A..................................................     184         --
Nonbanking locations...............................................................      38         --
  Total............................................................................     719        843

     The principal offices of each of the Corporation's subsidiary banks in Jacksonville, Florida; Atlanta, Georgia; Greenville, South Carolina; Nashville, Tennessee; Roanoke, Virginia; Rockville, Maryland; and Washington, D.C., are all leased.
     Additional information relating to the Corporation's lease commitments is set forth in Note 17 on page 87 in the Annual Report and incorporated herein by reference.
ITEM 3. LEGAL PROCEEDINGS.
     The Corporation and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which varying amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, based upon the opinions of counsel, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiaries.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.
                                       6

                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Common Stock is listed on the New York Stock Exchange. Table 6 on page
29 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the Common Stock for the two-year period ended December 31, 1994, and is incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the Common Stock as reported on the New York Stock Exchange, Inc. Composite Transactions Tape for the periods indicated. As of December 31, 1994, there were 54,236 holders of record of the Common Stock.
     In December 1990, the Board of Directors of the Corporation adopted a Shareholder Protection Rights Plan (the "Plan") designed to enhance the ability of the Board to protect stockholders against attempts to acquire control of the Corporation by means of unfair or abusive tactics. The Plan provides, among other things, that the rights granted under the Plan to the holders of shares of Common Stock (one right for each share of Common Stock) will become exercisable (after a specified period) if any person or group announces a tender or exchange offer for, or acquires, 15 percent or more of the Common Stock. At that time each right will enable the holders of the rights (other than such person or group, whose rights become void) to purchase additional shares of Common Stock (or at the option of the Board of Directors, shares of junior participating Class A Preferred Stock) having a market value of twice the $110 exercise price of the right, subject to adjustment in certain events. If any person or group acquires beneficial ownership of between 15 percent and 50 percent of the Common Stock, the Corporation's Board of Directors may, at its option, exchange for each outstanding and not voided right either two shares of Common Stock or junior participating Class A Preferred Stock having economic and voting terms similar to two shares of Common Stock, subject to adjustment in certain events. The rights are redeemable by the Corporation at $0.01 per right (subject to adjustment in certain events) prior to becoming exercisable and, in certain events, may be cancelled and terminated without any payment to holders. The rights have no voting rights and are not entitled to dividends. The rights will expire on December 28, 2000, unless sooner redeemed or terminated. Each share of Common Stock has attached to it one right, and the rights will not trade separately from the Common Stock unless they become exercisable.
     Subject to the prior rights of the holders of the Series 1990 Cumulative Perpetual Adjustable Rate Preferred Stock ("Series 1990 Preferred Stock"), holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of the Corporation remaining after payment of all liabilities, in proportion to their respective holdings. All of the 6.3 million outstanding shares of Series 1990 Preferred Stock have been called for redemption on March 31, 1995, at the redemption price of $51.50 per share. Additional information concerning certain limitations on the payment of dividends by the Corporation and its subsidiaries is set forth above under "Business -- Supervision and Regulation; Payment of Dividends" and in Note 16 on page 81 in the Annual Report and incorporated herein by reference.
     Additional information relating to the Series 1990 Preferred Stock and Common Stock is set forth in Note 12 on page 75 in the Annual Report and incorporated herein by reference.
ITEM 6. SELECTED FINANCIAL DATA.
     In response to this Item the information set forth in Table 2 on page 26 in the Annual Report is incorporated herein by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     In response to this Item the information set forth on pages 12 through 53 in the Annual Report is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     In response to this Item the information set forth on page 29 and on pages 54 through 89 in the Annual Report is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
                                       7

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The executive officers of the Corporation are elected to their offices for one year terms at the meeting of the Board of Directors in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected on such date. The names of each of the current executive officers of the Corporation, their ages, their current positions with the Corporation and certain subsidiaries and, if different, their business experience during the past five years, are as follows:
    Edward E. Crutchfield (53). Chairman and Chief Executive Officer, the Corporation. Also, President, the Corporation, October 1988 to June 1990. John R. Georgius (50). President, the Corporation, since June 1990. Chairman and Chief Executive Officer, FUNB-NC, from October 1988 to February 1993. Vice Chairman, the Corporation, August 1987 to June 1990.
    B. J. Walker (64). Vice Chairman, the Corporation. Also, Chairman and Chief Executive Officer, FUNB-FL, prior to March 1991.
    Robert T. Atwood (54). Executive Vice President and Chief Financial Officer, the Corporation, since March 1991. Prior to that time, Mr. Atwood was a partner with the accounting firm of Deloitte & Touche.
    Marion A. Cowell, Jr. (60). Executive Vice President, Secretary, and General Counsel, the Corporation. Mr. Cowell served as Senior Vice President, Secretary and General Counsel of the Corporation prior to December 1991.
     In addition to the foregoing, the information set forth in the Proxy Statement under the heading "General Information and Nominees", and in the last paragraph under the heading "Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     In response to this Item the information set forth in the Proxy Statement under the heading "Executive Compensation", excluding the information under the subheadings "HR Committee Report on Executive Compensation" and "Performance Graph", is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     In response to this Item the information set forth in the Proxy Statement relating to the ownership of Common Stock and Series 1990 Preferred Stock by the directors and executive officers of the Corporation under the heading "General Information and Nominees" is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     In response to this Item the information set forth in the Proxy Statement in the first paragraph under the heading "Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     (a) The consolidated financial statements of the Corporation, including the notes thereto and independent auditors' report thereon, are set forth on pages 54 through 89 of the Annual Report. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Corporation and notes thereto. A list of the exhibits to this Form 10-K is set forth on the
Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
     (b) During the quarter ended December 31, 1994, a Current Report on Form 8-K, dated December 20, 1994, was filed by the Corporation with the Securities and Exchange Commission.
                                       8

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         FIRST UNION CORPORATION
Date: March 3, 1995                      By:        MARION A. COWELL, JR.
                                           MARION A. COWELL, JR.
                                           EXECUTIVE VICE PRESIDENT,
                                           SECRETARY AND GENERAL COUNSEL
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

                      SIGNATURE                                                      CAPACITY
                      EDWARD E. CRUTCHFIELD*            Chairman and Chief Executive Officer and Director
                EDWARD E. CRUTCHFIELD
                          ROBERT T. ATWOOD*             Executive Vice President and Chief Financial Officer
                   ROBERT T. ATWOOD
                            JAMES H. HATCH*             Senior Vice President and Corporate Controller (Principal
                                                          Accounting Officer)
                    JAMES H. HATCH
                         G. ALEX BERNHARDT*             Director
                  G. ALEX BERNHARDT
                          W. WALDO BRADLEY*             Director
                   W. WALDO BRADLEY
                           ROBERT J. BROWN*             Director
                   ROBERT J. BROWN
                                                        Director
                   ROBERT D. DAVIS
                         R. STUART DICKSON*             Director
                  R. STUART DICKSON
                              B. F. DOLAN*              Director
                     B. F. DOLAN
                          RODDEY DOWD, SR.*             Director
                   RODDEY DOWD, SR.
                          JOHN R. GEORGIUS*             Director
                   JOHN R. GEORGIUS

                                       9

                      SIGNATURE                         CAPACITY
                     WILLIAM H. GOODWIN, JR.*           Director
               WILLIAM H. GOODWIN, JR.
                         BRENTON S. HALSEY*             Director
                  BRENTON S. HALSEY
                         HOWARD H. HAWORTH*             Director
                  HOWARD H. HAWORTH
                      TORRENCE E. HEMBY, JR.*           Director
                TORRENCE E. HEMBY, JR.
                        LEONARD G. HERRING*             Director
                  LEONARD G. HERRING
                          JACK A. LAUGHERY*             Director
                   JACK A. LAUGHERY
                               MAX LENNON*              Director
                      MAX LENNON
                         RADFORD D. LOVETT*             Director
                  RADFORD D. LOVETT
                        HENRY D. PERRY, JR.*            Director
                 HENRY D. PERRY, JR.
                       RANDOLPH N. REYNOLDS*            Director
                 RANDOLPH N. REYNOLDS
                             RUTH G. SHAW*              Director
                     RUTH G. SHAW
                            LANTY L. SMITH*             Director
                    LANTY L. SMITH
                          DEWEY L. TROGDON*             Director
                   DEWEY L. TROGDON
                             JOHN D. UIBLE*             Director
                    JOHN D. UIBLE
                              B. J. WALKER*             Director
                     B. J. WALKER

                                       10

                      SIGNATURE                         CAPACITY
                        KENNETH G. YOUNGER*             Director
                  KENNETH G. YOUNGER
     *By Marion A. Cowell, Jr., Attorney-in-Fact
             MARION A. COWELL, JR.
                MARION A. COWELL, JR.

Date: March 3, 1995
                                       11

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

EXHIBIT NO.                              DESCRIPTION                                               LOCATION
 (10)(j)      The Corporation's 1992 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (28) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-47447.
 (10)(k)      Employment Agreement between the Corporation and Edward E.         Filed herewith.
              Crutchfield, as amended.
 (10)(l)      The Corporation's Management Long-Term Cash Incentive Plan.        Incorporated by reference to Exhibit (10)(m)
                                                                                 to the Corporation's 1992 Annual Report on
                                                                                 Form 10-K.
 (12)(a)      Computations of consolidated ratios of earnings to fixed charges.  Filed herewith.
 (12)(b)      Computations of consolidated ratios of earnings to fixed charges   Filed herewith.
              and preferred stock dividends.
 (13)         The Corporation's 1994 Annual Report to Stockholders.**            Filed herewith.
 (21)         List of the Corporation's subsidiaries.                            Filed herewith.
 (23)         Consent of KPMG Peat Marwick LLP.                                  Filed herewith.
 (24)         Power of Attorney.                                                 Filed herewith.
 (27)         The Corporation's Financial Data Schedules.***
 (99)(a)      First Union Corporation of Virginia and Subsidiaries Summarized    Filed herewith.
              Financial Information.
 (99)(b)      Pro Forma Financial Information.                                   Filed herewith.

 ** Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange
    Commission only and is not to be
   deemed "filed" as part of such Form 10-K.
*** Filing by Electronic Data Gathering, Analysis and Retrieval System only.