Form 10-Q/A
period 1995-03-31
FIRST UNION CORP
filed 1995-05-16
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-Q/A
                                Amendment No. 1

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

Date: May 16, 1995

                                         By: /s/        JAMES H. HATCH
                                                     JAMES H. HATCH
                                                SENIOR VICE PRESIDENT AND
                                                  CORPORATE CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)
                                       1