Form 10-Q
period 1995-06-30
FIRST UNION CORP
filed 1995-08-14
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                         to
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

                            FIRST UNION CORPORATION
                             ONE FIRST UNION CENTER
                      CHARLOTTE, NORTH CAROLINA 28288-0013
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (704) 374-6565
              (Registrant's telephone number, including area code)
              (Former name, former address and former fiscal year,
                         if changed since last report)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes          No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  171,851,544 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 1995.

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

                             FUNC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     The Consolidated Balance Sheets of FUNC and Subsidiaries at June 30, 1995, June 30, 1994, and December 31, 1994, respectively, set forth on page T-23 of the Corporation's Second Quarter Financial Supplement for the six months ended June 30, 1995, (the "Financial Supplement"), are incorporated herein by reference.
     The Consolidated Statements of Income of FUNC and Subsidiaries for the three and six months ended June 30, 1995 and 1994, set forth on pages T-24 and T-25 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of FUNC and Subsidiaries for the six months ended June 30, 1995 and 1994, set forth on page T-26 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
                                       2

                                      FUNC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: LOANS
     The Financial Accounting Standards Board (FASB) has issued Standard No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that all creditors value all specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement at the present value of expected cash flows, market price of the loan, if available, or value of the underlying collateral. Expected cash flows are required to be discounted at the loan's effective interest rate. This Standard is required for fiscal years beginning after December 15, 1994.
     The FASB also has issued Standard No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," that amends FASB Standard No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan and by requiring additional disclosures about how a creditor recognizes interest income related to impaired loans. This Standard is to be implemented concurrently with Standard No. 114.
     On January 1, 1995, the provisions of Standards No. 114 and 118 were adopted. The adoption of the Standards required no increase to the allowance for loan losses and had no impact on net income in the first six months of 1995. The impact to historical and current amounts related to in-substance foreclosures was not material, and accordingly, historical amounts have not been restated.
     When the ultimate collectibility of an impaired loan's principal is in doubt, wholly or partially, all cash receipts are applied to principal. When this doubt does not exist, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that any interest has been foregone. Further cash receipts are recorded as recoveries of any amounts previously charged off.
     A loan is also considered impaired if its terms are modified in a troubled debt restructuring after January 1, 1995. For these accruing impaired loans, cash receipts are typically applied to principal and interest receivable in accordance with the terms of the restructured loan agreement. Interest income is recognized on these loans using the accrual method of accounting. As of June 30, 1995, there were no accruing impaired loans.
     At June 30, 1995, impaired loans amounted to $342 million. Included in the allowance for loan losses is $25 million related to $222 million of impaired loans. The remainder of the impaired loans are recorded at or below fair value.
     In the first six months of 1995, the average recorded investment in impaired loans was $353 million and $7 million of interest income was recognized on loans while they were impaired. All of this income was recognized using a cash-basis method of accounting.
NOTE 2: OFF-BALANCE SHEET RISK AND CARRYING AMOUNTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS
     Information related to off-balance sheet risk as of June 30, 1995, is included in Tables 19 through 21 of the Financial Supplement on pages T-16 through T-18.
     At June 30, 1995, the net fair value of the Corporation's recorded net financial assets subject to valuation in accordance with Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," increased 25 percent from year-end 1994 as a result of an increase in the net financial assets subject to such valuation and decreased 10 percent as a result of changes in interest rates from year-end 1994.
     Information related to off-balance sheet risk and the impact of changes in interest rates should be read in conjunction with the "Interest Rate Risk Management" section of the Financial Supplement.
                                       3

                           PART II. OTHER INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Management's Analysis of Operations appears on pages 2 through 18 and T-1 through T-26 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Information relating to certain proposals voted on at the annual meeting of the stockholders of the Corporation held on April 18, 1995, is set forth under
Item 4 in the Corporation's 1995 First Quarter Report on Form 10-Q and incorporated herein by reference.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits.

EXHIBIT NO.                                                      DESCRIPTION
    (2)       Agreement and Plan of Acquisition, dated June 18, 1995, by and among FUNC, First Union Corporation of New Jersey and First Fidelity Bancorporation ("First Fidelity") (including as exhibits thereto, a First Fidelity Option
              Agreement (Exhibit A thereto), a FUNC Option Agreement (Exhibit C thereto), an Agreement among Banco Santander,
              S.A., FUNC and First Fidelity (Exhibit B thereto), and a Third Amendment to FUNC's Shareholder Protection Rights
              Agreement (Exhibit E thereto))*.
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)       Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)       The Corporation's Second Quarter Financial Supplement.
   (20)       The Corporation's Second Quarter Report to Stockholders.**
   (27)       The Corporation's Financial Data Schedule.***
   (99)(a)    First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.
   (99)(b)    Pro Forma Financial Information.
   (99)(c)    Certain Financial Information of First Fidelity.

 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
 ** The Second Quarter Report to Stockholders is furnished for the information of the Commission only and is not to be deemed "filed" as part of this Form 10-Q.
*** Filing by Electronic Data Gathering, Analysis and Retrieval System only.
     (b) Reports on Form 8-K.
     During the quarter ended June 30, 1995, Current Reports on Form 8-K, dated June 19, 1995, June 20, 1995, June 21, 1995 and June 30, 1995 were filed with the Commission by the Corporation.
                                       4

                                   SIGNATURES
     Pursuant to the Requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                         FIRST UNION CORPORATION
Date: August 14, 1995
                                         By: /s/        JAMES H. HATCH
                                                     JAMES H. HATCH
                                                SENIOR VICE PRESIDENT AND
                                                  CORPORATE CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)
                                       5

                                 EXHIBIT INDEX

EXHIBIT NO.                                                      DESCRIPTION
    (2)       Agreement and Plan of Acquisition, dated June 18, 1995, by and among FUNC, First Union Corporation of New Jersey and First Fidelity Bancorporation ("First Fidelity") (including as exhibits thereto, a First Fidelity Option
              Agreement (Exhibit A thereto), a FUNC Option Agreement (Exhibit C thereto), an Agreement among Banco Santander,
              S.A., FUNC and First Fidelity (Exhibit B thereto), and a Third Amendment to FUNC's Shareholder Protection Rights
              Agreement (Exhibit E thereto)).*
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)       Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)       The Corporation's Second Quarter Financial Supplement.
   (20)       The Corporation's Second Quarter Report to Stockholders.**
   (27)       The Corporation's Financial Data Schedule.***
   (99)(a)    First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.
   (99)(b)    Pro Forma Financial Information.
   (99)(c)    Certain Financial Information of First Fidelity.

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