Form 10-K
period 1995-12-31
FIRST UNION CORP
filed 1996-03-12
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 (THE "EXCHANGE ACT")
    for the fiscal year ended December 31, 1995
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     for the transition period from             to
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

Registrant's telephone number, including area code (704) 374-6565
      Securities registered pursuant to Section 12(b) of the Exchange Act:

                   TITLE OF EACH CLASS                               NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $3.33 1/3 par value (including rights                 New York Stock Exchange, Inc. ("NYSE")
  attached thereto)
Series B Convertible Class A Preferred Stock,                                        NYSE
  No-par Value
Series D Adjustable Rate Cumulative Class A Preferred                                NYSE
  Stock, No-par Value
Depositary Shares, each representing a 1/40th interest in                            NYSE
  a share of Series F 10.64% Class A
  Preferred Stock, No-par Value
                     Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]
             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes No
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     As of January 31, 1996, there were 280,115,991 shares of the registrant's Common Stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $57.875 per share on the NYSE on such date, the aggregate market value of the registrant's Common Stock held by those persons deemed by the registrant to be nonaffiliates was approximately $16 billion.
                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

                 INCORPORATED DOCUMENTS                                 WHERE INCORPORATED IN FORM 10-K
1. Certain portions of the Corporation's Summary Annual    Part I -- Item 1.
   Report to Stockholders for the year ended December 31,
   1995 ("Summary Report").
2. Certain portions of the Corporation's 1995 Annual       Part I -- Items 1 and 2; Part II -- Items 6, 7
   Report (Historical Basis) ("Historical Report").          and 8.
3. Certain portions of the Corporation's 1995              Part I -- Items 1 and 2; Part II -- Items 5, 6, 7
   Supplemental Annual Report ("Supplemental Report").       and 8.
4. Certain portions of the Corporation's Proxy Statement   Part III -- Items 10, 11, 12 and 13.
   for Annual Meeting of Stockholders to be held on April
   16, 1996 ("Proxy Statement").

                                     PART I
ITEM 1. BUSINESS.
  GENERAL
     First Union Corporation (the "Corporation" or "FUNC") was incorporated under the laws of North Carolina in 1967 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pursuant to a corporate reorganization in 1968, First Union National Bank of North Carolina ("FUNB-NC") and First Union Mortgage Corporation, a mortgage banking firm acquired by FUNB-NC in 1964, became subsidiaries of the Corporation.
     In addition to North Carolina, the Corporation also operates banking subsidiaries in Florida (since November 1985), South Carolina (since March
1986), Georgia (since March 1986), Tennessee (since December 1987), Maryland (since December 1992), Virginia (since December 1992), Washington, D.C. (since December 1992), Pennsylvania (since January 1996), Delaware (since January
1996), New York (since January 1996), New Jersey (since January 1996) and Connecticut (since January 1996). In addition to providing a wide range of commercial and retail banking and trust services through its banking subsidiaries, the Corporation also provides various other financial services, including mortgage banking, investment banking, home equity lending, leasing, insurance and securities brokerage, through other subsidiaries.
     The Corporation's principal executive offices are located at One First Union Center, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).
     Since the 1985 Supreme Court decision upholding regional interstate banking legislation, the Corporation has concentrated its efforts on building a large regional banking organization in the eastern region of the United States. Since November 1985, the Corporation has completed over 60 banking-related acquisitions and currently has one pending banking-related acquisition, including the more significant acquisitions (I.E., involving the acquisition of $3.0 billion or more of assets or deposits) set forth in the following table.

                                                                                        CONSIDERATION/
                                                                        ASSETS/           ACCOUNTING
NAME (1)                                            HEADQUARTERS    DEPOSITS (2)(3)        TREATMENT        COMPLETION DATE
Atlantic Bancorporation..........................  Florida             $3.8 billion   common stock/        November 1985
                                                                                      pooling
Northwestern Financial Corporation...............  North Carolina       3.0 billion   common stock/        December 1985
                                                                                      pooling
First Railroad & Banking Company of Georgia......  Georgia              3.7 billion   common stock/        November 1986
                                                                                      pooling
Florida National Banks of Florida, Inc...........  Florida              7.9 billion   cash and preferred   January 1990
                                                                                      stock/purchase
Southeast Banking Corporation subsidiary banks
  ("Southeast Banks")............................  Florida              9.9 billion   cash/notes           September 1991
                                                                                      and preferred
                                                                                      stock/purchase
Resolution Trust Corporation ("RTC")
  acquisitions...................................  Florida,             5.3 billion   cash/purchase        1991-1994
                                                   Georgia,
                                                   Virginia
Dominion Bankshares Corporation..................  Virginia             8.9 billion   common stock and     March 1993
                                                                                      preferred
                                                                                      stock/pooling
Georgia Federal Bank, FSB........................  Georgia              4.0 billion   cash/purchase        June 1993
First American Metro Corp........................  Virginia             4.6 billion   cash/purchase        June 1993
American Savings of Florida, F.S.B...............  Florida              3.6 billion   common stock/        July 1995
                                                                                      purchase
First Fidelity Bancorporation ("FFB")............  New Jersey         $35.3 billion   common stock and     January 1996
                                                                                      preferred
                                                                                      stock/pooling

(1) Additional information relating to certain of the foregoing and other acquisitions is set forth in the Supplemental Report in Note 2 on pages C-9 through C-11 and incorporated herein by reference.
(2) The dollar amounts indicated represent assets of the related organization as of the last reporting period prior to acquisition, except (i) the dollar amount relating to the RTC acquisitions, which represents deposits acquired from the RTC, and (ii) the dollar amount relating to the Southeast Banks, which represents the assets of the two banking subsidiaries of Southeast Banking Corporation acquired from the Federal Deposit Insurance Corporation (the "FDIC").
(3) In addition, the Corporation purchased Lieber & Company ("Lieber"), a mutual fund advisory company with $3.4 billion in assets under management at the time it was acquired in June 1994. Since such assets are not owned by Lieber, they are not reflected on the Corporation's balance sheet.
     The Corporation is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore some dilution of the Corporation's book value and net income per common share may occur in connection with any future transactions.
     Additional information relating to the business of the Corporation and its subsidiaries is set forth on pages 11 through 18 in the Summary Report and incorporated herein by reference. Information relating to the Corporation only is set forth in Note 15 on pages H-26 through H-29 in the Historical Report and in Note 15 on pages C-27 through C-30 in the Supplemental Report and incorporated herein by reference.
  COMPETITION
     The Corporation's subsidiaries face substantial competition in their operations from banking and nonbanking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, leasing companies, credit card issuers, mortgage banking companies, investment banking companies, finance companies and other types of financial institutions.
     Based on the volume of permanent mortgages serviced on December 31, 1995, the Corporation's mortgage banking subsidiary, First Union Mortgage Corporation, was the 11th largest mortgage banking company in the United States.
  SUPERVISION AND REGULATION
     THE FOLLOWING DISCUSSION SETS FORTH CERTAIN OF THE MATERIAL ELEMENTS OF THE REGULATORY FRAMEWORK APPLICABLE TO BANK HOLDING COMPANIES AND THEIR SUBSIDIARIES AND PROVIDES CERTAIN SPECIFIC INFORMATION RELEVANT TO THE CORPORATION. TO THE EXTENT THAT THE FOLLOWING INFORMATION DESCRIBES STATUTORY AND REGULATORY PROVISIONS, IT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICULAR STATUTORY AND REGULATORY PROVISIONS. A CHANGE IN APPLICABLE STATUTES, REGULATIONS OR REGULATORY POLICY MAY HAVE A MATERIAL EFFECT ON THE BUSINESS OF THE CORPORATION.
    GENERAL
     As a bank holding company, the Corporation is subject to regulation under the BHCA and its examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval or waiver of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.
     The earnings of the Corporation's subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board and the Comptroller of the Currency (the "Comptroller"). In addition, there are numerous governmental requirements and regulations which affect the activities of the Corporation and its subsidiaries.
    PAYMENT OF DIVIDENDS
     The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of the Corporation result from amounts paid as dividends to the Corporation by its banking subsidiaries. The
                                       2

Corporation's banking subsidiaries are subject to legal limitations on the amount of dividends they can pay. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Similar restrictions on dividends are in effect for the Corporation's subsidiary banks which are not national banks.
     Under the foregoing dividend restrictions and certain restrictions applicable to certain of the Corporation's nonbanking subsidiaries, as of December 31, 1995, the Corporation's subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $367 million to FUNC during 1996. During 1995, the Corporation's subsidiaries paid $793 million in cash dividends to FUNC. On a combined FUNC and FFB basis, the Corporation's subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $468 million to the Corporation during 1996.
     In addition, both the Corporation and its banking subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Comptroller has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsound and unsafe banking practice. The Comptroller and the Federal Reserve Board have each indicated that banking organizations should generally pay dividends only out of current operating earnings.
    BORROWINGS BY THE CORPORATION
     There are also various legal restrictions on the extent to which the Corporation and its nonbank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of the Corporation or such nonbank subsidiaries, to ten percent of the lending bank's capital stock and surplus, and as to the Corporation and all such nonbank subsidiaries in the aggregate, to 20 percent of such lending bank's capital stock and surplus.
    CAPITAL
     Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 1995, the Corporation's tier 1 capital and total capital ratios were 6.15 percent and 10.44 percent, respectively. On a combined FUNC and FFB basis, at December 31, 1995, the tier 1 capital and total capital ratios were 6.62 percent and 11.33 percent, respectively.
     In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 1995, was 5.15 percent. On a combined FUNC and FFB basis, the leverage ratio at December 31, 1995 was 5.49 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Corporation of any specific minimum tier 1 leverage ratio applicable to it.
                                       3

     Each of the Corporation's subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of the Corporation's subsidiary banks of any specific minimum leverage ratios applicable to them. The capital ratios of the bank subsidiaries of the Corporation are set forth on page T-16 in the Historical Report and on page T-14 in the Supplemental Report and incorporated herein by reference.
     Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.
    FIRREA; SUPPORT OF SUBSIDIARY BANKS
     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), among other things, imposes liability on an institution the deposits of which are insured by the FDIC, such as the Corporation's subsidiary banks, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.
     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, the Corporation may not find itself able to provide it.
     Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.
    FDICIA
     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.
     The Comptroller and the FDIC have each adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, a bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. As of December 31, 1995, all of the Corporation's subsidiary banks had capital levels that qualify them as being "well capitalized" under such regulations, except FUNB-NC, which had a total capital ratio of 9.92 percent. The Corporation expects to maintain these ratios at the required levels by the retention of earnings and, if necessary, the issuance of additional capital.
     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's
                                       4
capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".
     "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.
    DEPOSITOR PREFERENCE STATUTE
     Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.
    INTERSTATE BANKING AND BRANCHING LEGISLATION
     The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish and operate a DE NOVO branch in a state in which the bank does not maintain a branch if that state expressly permits DE NOVO branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through DE NOVO branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or DE NOVO.
    FDIC INSURANCE ASSESSMENTS
     On August 8, 1995, the FDIC revised its regulations on insurance assessments to establish a revised assessment rate schedule of four to 31 cents per $100.00 of deposits in replacement of the then existing schedule of 23 to 31 cents per $100.00 of deposits for institutions whose deposits are subject to assessment by the Bank Insurance Fund ("BIF"). The revised BIF schedule became effective on June 1, 1995. Assessments collected at the previous assessment schedule that exceeded the amount due under the revised schedule were refunded, including interest, from the effective date of the revised schedule. As a result, FUNC received a $26 million refund, including interest, in the third quarter of 1995. On a combined FUNC and FFB basis, a $41 million refund was received in 1995. As of December 31, 1995, FUNC had a BIF deposit assessment base of $41 billion. On a combined FUNC and FFB basis, as of December 31, 1995, the BIF deposit assessment base was $63 billion. On November 14, 1995, the FDIC further reduced the rate structure for BIF by four cents per $100.00 of deposits, starting in January 1996. As a result, the highest-rated institutions will pay only the statutory annual minimum rate of $2,000.00 for FDIC insurance. The rates for all other institutions will be reduced by four cents per $100.00 as well, leaving a premium range of three to 27 cents per $100.00 instead of the current seven to 31 cents per $100.00 for such institutions. The deposits of institutions insured by the Savings Association Insurance Fund ("SAIF") will continue paying premiums on a risk-related basis of 23 to 31 cents per $100.00 of deposits. As of December 31, 1995, FUNC had a SAIF deposit assessment base of $16 billion. On a combined FUNC and FFB basis, as of December 31, 1995, the SAIF deposit assessment base was $20 billion.
     Various legislative proposals regarding the future of the BIF and the SAIF have been reported recently, including a one-time special assessment in the range of 70 cents to 85 cents per $100.00 of assessable SAIF deposits.
FUNC does not know when and if any such proposal or any other related proposal may be adopted.
                                   5

    ADDITIONAL INFORMATION
     Additional information related to certain regulatory and accounting matters is set forth on pages 13 and 14 in the Supplemental Report and incorporated herein by reference.
ITEM 2. PROPERTIES.
     As of December 31, 1995, on a combined FUNC and FFB basis the Corporation and its subsidiaries owned or leased 2,154 locations in 41 states, Washington, D.C. and 4 foreign countries from which their business is conducted, including a multi-story office complex in Charlotte, North Carolina, which serves as the administrative headquarters of the Corporation. Listed below are the number of banking and nonbanking locations that are leased or owned, as of December 31, 1995:

                                                                                      LEASED    OWNED
First Union National Bank of Florida...............................................     202      316
First Union National Bank of North Carolina........................................      99      164
First Union National Bank of Georgia...............................................      39       92
First Union National Bank of South Carolina........................................       8       55
First Union National Bank of Tennessee.............................................       8       42
First Union National Bank of Virginia..............................................      51      103
First Union National Bank of Maryland..............................................      20        4
First Union National Bank of Washington, D.C.......................................      27        1
First Union Home Equity Bank, N.A..................................................     139       --
First Union National Bank (formerly First Fidelity Bank, N.A.).....................     313      380
First Union Bank of Delaware.......................................................       3       --
First Union Bank of Connecticut....................................................      56       12
Nonbanking locations...............................................................      20       --
  Total............................................................................     985     1,169

     The principal offices of each of the Corporation's subsidiary banks are all leased.
     Additional information relating to the Corporation's lease commitments is set forth in Note 16 on page H-32 in the Historical Report and incorporated herein by reference and in Note 16 on page C-33 in the Supplemental Report and incorporated herein by reference.
ITEM 3. LEGAL PROCEEDINGS.
     The Corporation and certain of its subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which varying amounts are claimed. Although the amount of any ultimate liability with respect to such matters cannot be determined, in the opinion of management, based upon the opinions of counsel, any such liability will not have a material effect on the consolidated financial position of the Corporation and its subsidiaries.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     In response to this item, the information set forth in response to Item 4 in the Corporation's Form 10-Q for the quarter ended September 30, 1995, is incorporated herein by reference.
                                       6

                                    PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Common Stock is listed on the NYSE. Table 6 on page T-4 in the
Supplemental Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the Common Stock for the two-year period ended December 31, 1995, and is incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the Common Stock as reported on the New York Stock Exchange, Inc. Composite Transactions tape for the periods indicated. As of December 31, 1995, there were 61,058 holders of record of the Common Stock. On a combined FUNC and FFB basis, as of December
31, 1995,  there were 89,257 holders of record of the Common Stock.
     The Corporation's Series B Convertible Class A Preferred Stock, no-par value ("Series B"), Series D Adjustable Rate Cumulative Class A Preferred Stock, no-par value ("Series D"), and Series F 10.64% Class A Preferred Stock, no-par value (evidenced by Depositary Receipts, each representing a 1/40th interest in a share of such Series F 10.64% Class A Preferred Stock ("Series F Receipts")) (together, the "Class A Preferred Stock"), were issued in connection with the FFB acquisition, and they are listed on the NYSE. As of January 1, 1996, there were 1,517 holders of record of the Series B, 19 holders of record of the
Series D and 671 holders of record of the Series F Receipts.
     Subject to the prior rights of the holders of the Class A Preferred Stock, holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors of the Corporation (the "FUNC Board") and, in the event of dissolution and liquidation, to receive the net assets of the Corporation remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Corporation and its subsidiaries is set forth above under "Business -- Supervision and Regulation; Payment of Dividends" and in Note 15 on page H-26 in the Historical Report and in Note 15 on page C-27 in the Supplemental Report and is incorporated herein by reference.
     Each outstanding share of Common Stock currently has attached to it one right (a "FUNC Right") issued pursuant to a Shareholder Protection Rights Agreement (as amended, the "FUNC Rights Agreement"). Each FUNC Right entitles its registered holder to purchase one one-hundredth of a share of a junior participating series of the Corporation's Class A Preferred Stock designed to have economic and voting terms similar to those of one share of Common Stock, for $110.00, subject to adjustment (the "Rights Exercise Price"), but only after the earlier to occur (the "Separation Time") of: (i) the tenth business day (subject to extension) after any person (an "Acquiring Person") (x) commences a tender or exchange offer, which, if consummated, would result in such person becoming the beneficial owner of 15 percent or more of the outstanding shares of Common Stock, or (y) is determined by the Federal Reserve Board to "control" the Corporation within the meaning of the BHCA, subject to certain exceptions; and
(ii) the tenth business day after the first date (the "Flip-in Date") of a public announcement that a person has become an Acquiring Person. The FUNC Rights will not trade separately from the shares of Common Stock unless and until the Separation Time occurs.
     The FUNC Rights Agreement provides that a person will not become an Acquiring Person under the BHCA control test described above if either (i) the Federal Reserve Board's control determination would not have been made but for such person's failure to make certain customary passivity commitments, or such person's violation of such commitments made, to the Federal Reserve Board, so long as the Federal Reserve Board determines that such person no longer controls the Corporation within 30 days (or 60 days in certain circumstances), or (ii) the Federal Reserve Board's control determination was not based on such a failure or violation and such person (x) obtains a noncontrol determination within three years, and (y) is using its best efforts to allow the Corporation to make any acquisition or engage in any legally permissible activity notwithstanding such person's being deemed to control the Corporation for purposes of the BHCA.
     The FUNC Rights will not be exercisable until the business day following the Separation Time. The FUNC Rights will expire on the earliest of: (i) the Exchange Time (as defined below); (ii) the close of business on December 28, 2000; and (iii) the date on which the FUNC Rights are redeemed or terminated as described below (in any such case, the "Expiration Time"). The Rights Exercise Price and the number of FUNC Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the FUNC Rights, are subject to adjustment upon the occurrence of certain events.
     In the event that prior to the Expiration Time a Flip-in Date occurs, the Corporation will take such action as shall be necessary to ensure and provide that each FUNC Right (other than FUNC Rights beneficially owned by an Acquiring Person or any affiliate, associate or transferee thereof, which FUNC Rights shall become void) shall constitute the right to purchase, from the Corporation, shares of Common Stock having an aggregate market price equal to twice the Rights Exercise Price for an amount in cash equal to the then current Rights Exercise Price. In addition, the FUNC Board may,
                                       7
at its option, at any time after a Flip-in Date and prior to the time that an Acquiring Person becomes the beneficial owner of more than 50 percent of the outstanding shares of Common Stock, elect to exchange all of the then outstanding FUNC Rights for shares of Common Stock, at an exchange ratio of two shares of Common Stock per FUNC Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the Separation Time (the "Rights Exchange Rate"). Immediately upon such action by the FUNC Board (the "Exchange Time"), the right to exercise the FUNC Rights will terminate, and each FUNC Right will thereafter represent only the right to receive a number of shares of Common Stock equal to the Rights Exchange Rate. If the Corporation becomes obligated to issue shares of Common Stock upon exercise of or in exchange for FUNC Rights, the Corporation, at its option, may substitute therefor shares of junior participating Class A Preferred Stock upon exercise of each FUNC Right at a rate of two one-hundredths of a share of junior participating Class A Preferred Stock upon the exchange of each FUNC Right.
     The FUNC Rights are redeemable by the Corporation at $0.01 per right, subject to adjustment upon the occurrence of certain events, at any date prior to the date on which they become exercisable and, in certain events, may be canceled and terminated without any payment to the holders thereof. The FUNC Rights have no voting rights and are not entitled to dividends.
     The FUNC Rights will not prevent a takeover of the Corporation. The FUNC Rights, however, may cause substantial dilution to a person or group that acquires 15 percent or more of Common Stock (or that acquires "control" of the Corporation within the meaning of the BHCA) unless the FUNC Rights are first redeemed or terminated by the FUNC Board. Nevertheless, the FUNC Rights should not interfere with a transaction that is in the best interests of the Corporation and its stockholders because the FUNC Rights can be redeemed or terminated, as hereinabove described, before the consummation of such transaction.
     The complete terms of the FUNC Rights are set forth in the FUNC Rights Agreement. The foregoing description of the FUNC Rights and the FUNC Rights Agreement is qualified in its entirety by reference to such document. A copy of the FUNC Rights Agreement can be obtained upon written request to the Rights Agent, First Union National Bank of North Carolina, Two First Union Center, Charlotte, North Carolina 28288-1154.
     Additional information relating to the Class A Preferred Stock and Common Stock is set forth in Notes 11 and 12 on pages C-21 through C-23 in the Supplemental Report and incorporated herein by reference.
ITEM 6. SELECTED FINANCIAL DATA.
     In response to this Item, the information set forth in Table 1 on page T-1 in the Historical Report and in Table 1 on page T-1 in the Supplemental Report is incorporated herein by reference.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     In response to this Item, the information set forth on pages 1 through T-24 in the Historical Report and on pages 1 through T-22 in the Supplemental Report is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     In response to this Item, the information set forth on page T-4 and on pages H-1 through H-34 in the Historical Report and on page T-4 and on pages
C-1 through C-35 in the Supplemental Report is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     Not applicable.
                                       8

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The executive officers of the Corporation are elected to their offices for one year terms at the meeting of the Board of Directors in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected on such date. The names of each of the current executive officers of the Corporation, their ages, their current positions with the Corporation and certain subsidiaries and, if different, their business experience during the past five years, are as follows:
    Edward E. Crutchfield (54). Chairman and Chief Executive Officer, the Corporation.
    John R. Georgius (51). Vice Chairman, the Corporation, since January 1, 1996. President, the Corporation, from June 1990 to January 1, 1996. Chairman and Chief Executive Officer, FUNB-NC, from October 1988 to February 1993.
    Anthony P. Terracciano (57). President, the Corporation, since January 1, 1996. Mr. Terracciano, who was formerly Chairman of the Board, President and Chief Executive Officer of FFB, was elected to his present office by the FUNC Board pursuant to the FFB acquisition agreement.
    B. J. Walker (65). Vice Chairman, the Corporation.
    Robert T. Atwood (55). Executive Vice President and Chief Financial Officer, the Corporation, since March 1991. Prior to that time, Mr. Atwood was a partner with the accounting firm of Deloitte & Touche.
    Marion A. Cowell, Jr. (61). Executive Vice President, Secretary and General Counsel, the Corporation.
     In addition to the foregoing, the information set forth in the Proxy Statement under the heading "General Information and Nominees", and in the paragraph under the heading "Section 16(a)" under "Other Matters Relating to Executive Officers, Directors and Principal Stockholders" is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     In response to this Item the information set forth in the Proxy Statement under the heading "Executive Compensation", excluding the information under the subheadings "HR Committee Report on Executive Compensation" and "Performance Graph", is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
     In response to this Item the information set forth in the Proxy Statement relating to the ownership of Common Stock and Class A Preferred Stock by the directors, executive officers and principal stockholders of the Corporation under the headings "Voting Securities and Principal Holders" and "General Information and Nominees" is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     In response to this Item the information set forth in the Proxy Statement under the headings "General", "Santander" and "Certain Other Relationships" under "Other Matters Relating to Executive Officers, Directors and Principal Stockholders" is incorporated herein by reference.
                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     (a) The consolidated financial statements of the Corporation, including the notes thereto and independent auditors' report thereon, are set forth on pages H-1 through H-34 of the Historical Report and on pages C-1 through C-35 of the Supplemental Report. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Corporation and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.
     (b) During the quarter ended December 31, 1995, no reports on Form 8-K were filed by the Corporation with the Securities and Exchange Commission.
                                       9

                                   SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         FIRST UNION CORPORATION
Date: March 12, 1996                     By:        MARION A. COWELL, JR.
                                           MARION A. COWELL, JR.
                                           EXECUTIVE VICE PRESIDENT,
                                           SECRETARY AND GENERAL COUNSEL
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

                      SIGNATURE                                                      CAPACITY
                      EDWARD E. CRUTCHFIELD*            Chairman and Chief Executive Officer and Director
                EDWARD E. CRUTCHFIELD
                          ROBERT T. ATWOOD*             Executive Vice President and Chief Financial Officer
                   ROBERT T. ATWOOD
                            JAMES H. HATCH*             Senior Vice President and Corporate Controller (Principal
                                                          Accounting Officer)
                    JAMES H. HATCH
                            EDWARD E. BARR*             Director
                    EDWARD E. BARR
                         G. ALEX BERNHARDT*             Director
                  G. ALEX BERNHARDT
                          W. WALDO BRADLEY*             Director
                   W. WALDO BRADLEY
                           ROBERT J. BROWN*             Director
                   ROBERT J. BROWN
                           ROBERT D. DAVIS*             Director
                   ROBERT D. DAVIS
                         R. STUART DICKSON*             Director
                  R. STUART DICKSON
                              B. F. DOLAN*              Director
                     B. F. DOLAN
                          RODDEY DOWD, SR.*             Director
                   RODDEY DOWD, SR.

                                       10

                      SIGNATURE                         CAPACITY
                          JOHN R. GEORGIUS*             Director
                   JOHN R. GEORGIUS
                        ARTHUR M. GOLDBERG*             Director
                  ARTHUR M. GOLDBERG
                     WILLIAM H. GOODWIN, JR.*           Director
               WILLIAM H. GOODWIN, JR.
                         BRENTON S. HALSEY*             Director
                  BRENTON S. HALSEY
                         HOWARD H. HAWORTH*             Director
                  HOWARD H. HAWORTH
                      TORRENCE E. HEMBY, JR.*           Director
                TORRENCE E. HEMBY, JR.
                            FRANK M. HENRY*             Director
                    FRANK M. HENRY
                        LEONARD G. HERRING*             Director
                  LEONARD G. HERRING
                     JUAN RODRIGUEZ INCIARTE*           Director
               JUAN RODRIGUEZ INCIARTE
                          JACK A. LAUGHERY*             Director
                   JACK A. LAUGHERY
                               MAX LENNON*              Director
                      MAX LENNON
                         RADFORD D. LOVETT*             Director
                  RADFORD D. LOVETT
                           JOSEPH NEUBAUER*             Director
                   JOSEPH NEUBAUER
                        HENRY D. PERRY, JR.*            Director
                 HENRY D. PERRY, JR.
                       RANDOLPH N. REYNOLDS*            Director
                 RANDOLPH N. REYNOLDS

                                       11

                      SIGNATURE                         CAPACITY
                             RUTH G. SHAW*              Director
                     RUTH G. SHAW
                            LANTY L. SMITH*             Director
                    LANTY L. SMITH
                     ANTHONY P. TERRACCIANO*            Director
                ANTHONY P. TERRACCIANO
                          DEWEY L. TROGDON*             Director
                   DEWEY L. TROGDON
                             JOHN D. UIBLE*             Director
                    JOHN D. UIBLE
                              B. J. WALKER*             Director
                     B. J. WALKER
     *By Marion A. Cowell, Jr., Attorney-in-Fact
             MARION A. COWELL, JR.
                MARION A. COWELL, JR.

Date: March 12, 1996
                                       12

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION                                               LOCATION
  (2)         FFB acquisition agreement.                                         Incorporated by reference to Exhibit (99) to
                                                                                 the Corporation's Current Report on Form 8-K
                                                                                 dated June 21, 1995.
  (3)(a)      Articles of Incorporation of the Corporation, as amended.          Incorporated by reference to Exhibit (4) to
                                                                                 the Corporation's 1990 First Quarter Report
                                                                                 on Form 10-Q, to Exhibit (99)(a) to the
                                                                                 Corporation's 1993 First Quarter Report on
                                                                                 Form 10-Q and Exhibit (4) to the
                                                                                 Corporation's Current Report on Form 8-K
                                                                                 dated January 10, 1996.
  (3)(b)      Bylaws of the Corporation, as amended.                             Filed herewith.
  (4)(a)      Instruments defining the rights of the holders of the              *
              Corporation's long-term debt.
  (4)(b)      The Corporation's Shareholder Protection Rights Agreement,
              as amended.                                                        Incorporated by reference to Exhibit (4)(b)
                                                                                 to the Corporation's Current Reports on Forms
                                                                                 8-K dated December 18, 1990 and October 20,
                                                                                 1992, and to Exhibit (99) to the
                                                                                 Corporation's Current Reports on Form 8-K
                                                                                 dated June 20, 1995 and June 21, 1995.
  (4)(c)      Deposit Agreement, dated as of January 1, 1996, between the        Incorporated by reference to Exhibit (4)(b)
              Corporation and First Union National Bank of North Carolina,       to the Corporation's Current Report on Form
              relating to the Corporation's Depositary Receipts, each            8-K dated January 10, 1996.
              representing a 1/40th interest in a share of the Corporation's
              Series F 10.64% Class A Preferred Stock.
 (10)(a)      The Corporation's Management Incentive Plan, as amended.           Filed herewith.
 (10)(b)      The Corporation's Deferred Compensation Plan for Officers.         Incorporated by reference to Exhibit (10)(b)
                                                                                 to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(c)      The Corporation's Deferred Compensation Plan for Non-Employee      Incorporated by reference to Exhibit (10)(c)
              Directors.                                                         to the Corporation's 1989 Annual Report on
                                                                                 Form 10-K.
 (10)(d)      The Corporation's Supplemental Executive Long-Term Disability      Incorporated by reference to Exhibit (10)(d)
              Plan.                                                              to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(e)      The Corporation's Supplemental Retirement Plan.                    Incorporated by reference to Exhibit (10)(f)
                                                                                 to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(f)      The Corporation's Retirement Plan for Non-Employee Directors.      Incorporated by reference to Exhibit (10)(g)
                                                                                 to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(g)      The Corporation's 1984 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (28) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-47447.

EXHIBIT NO.                              DESCRIPTION                                               LOCATION
 (10)(h)      The Corporation's 1988 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (28) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-47447.
 (10)(i)      The Corporation's 1992 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (28) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-47447.
 (10)(j)      Employment Agreement between the Corporation and Edward E.         Incorporated by reference to Exhibit (10)(k)
              Crutchfield, as amended.                                           to the Corporation's 1994 Annual Report on
                                                                                 Form 10-K.
 (10)(k)      The Corporation's Management Long-Term Cash Incentive Plan.        Incorporated by reference to Exhibit (10)(m)
                                                                                 to the Corporation's 1992 Annual Report on
                                                                                 Form 10-K.
 (10)(l)      Employment Agreement between the Corporation and Anthony P.        Incorporated by reference to Exhibit (99)(c)
              Terracciano.                                                       to the Corporation's Registration Statement
                                                                                 No. 33-62307.
 (10)(m)      Employment Agreement between the Corporation and                   Incorporated by reference to Exhibit (10) to
              John R. Georgius.                                                  Amendment No. 1 to the Corporation's
                                                                                 Registration Statement No. 33-60835.
 (10)(n)      The Corporation's Elective Deferral Plan.                          Incorporated by reference to Exhibit (4) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-60913.
 (12)(a)      Computations of consolidated ratios of earnings to fixed charges.  Filed herewith.
 (12)(b)      Computations of consolidated ratios of earnings to fixed charges   Filed herewith.
              and preferred stock dividends.
 (12)(c)      Combined computations of consolidated ratios of earnings to fixed  Filed herewith.
              charges.
 (12)(d)      Combined computations of consolidated ratios of earnings to fixed  Filed herewith.
              charges and preferred stock dividends.
 (13)(a)      The Corporation's 1995 Summary Annual Report to Stockholders.**    Filed herewith.
 (13)(b)      The Corporation's 1995 Annual Report (Historical Basis).**         Filed herewith.
 (13)(c)      The Corporation's 1995 Supplemental Annual Report.**               Filed herewith.
 (21)         List of the Corporation's subsidiaries.                            Filed herewith.
 (23)         Consent of KPMG Peat Marwick LLP.                                  Filed herewith.
 (24)         Power of Attorney.                                                 Filed herewith.
 (27)         The Corporation's Financial Data Schedules.***
 (99)         First Union Corporation of Virginia and Subsidiaries Summarized    Filed herewith.
              Financial Information.

* The Corporation agrees to furnish to the Securities and Exchange Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its subsidiaries.
** Except for those portions of the Summary Report, the Historical Report and the Supplemental Report which are
  expressly incorporated by reference in this Form 10-K, the Summary Report, the
   Historical Report and the
Supplemental Report are furnished for the information of the Securities and
   Exchange Commission only and are not to be deemed "filed" as part of such Form 10-K.
*** Filing by Electronic Data Gathering, Analysis and Retrieval System only.