Form 10-Q
period 1996-09-30
FIRST UNION CORP
filed 1996-11-14
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from                         to
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

                            FIRST UNION CORPORATION
                             ONE FIRST UNION CENTER
                      CHARLOTTE, NORTH CAROLINA 28288-0013
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (704) 374-6565
              (Registrant's telephone number, including area code)
              (Former name, former address and former fiscal year,
                         if changed since last report)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes          No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  271,311,239 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 1996.

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

                    FIRST UNION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     The Consolidated Balance Sheets of the Corporation and Subsidiaries at September 30, 1996, September 30, 1995, and December 31, 1995, respectively, set forth on page T-20 of the Corporation's Third Quarter Financial Supplement for the nine months ended September 30, 1996 (the "Financial Supplement"), are incorporated herein by reference.
     The Consolidated Statements of Income of the Corporation and Subsidiaries for the three and nine months ended September 30, 1996 and 1995, set forth on pages T-21 and T-22 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of the Corporation and Subsidiaries for the nine months ended September 30, 1996 and 1995, set forth on page T-23 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
                                       2

                           PART II. OTHER INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 22 and T-1 through T-23 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits.

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)(a)    Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (12)(b)    Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
   (19)       The Corporation's Third Quarter 1996 Financial Supplement.
   (27)       The Corporation's Financial Data Schedule.**
   (99)       First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.

 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
** Filing by Electronic Data Gathering, Analysis and Retrieval System only.
     (b) Reports on Form 8-K.
     During the quarter ended September 30, 1996, Current Reports on Form 8-K, dated August 20, 1996, and September 6, 1996, were filed with the Commission by the Corporation.
                                       3

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                         FIRST UNION CORPORATION
Date: November 14, 1996
                                         By: /s/ JAMES H. HATCH
                                         JAMES H. HATCH
                                           SENIOR VICE PRESIDENT AND CORPORATE
                                         CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)(a)    Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (12)(b)    Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
   (19)       The Corporation's Third Quarter 1996 Financial Supplement.
   (27)       The Corporation's Financial Data Schedule.**
   (99)       First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.

 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
** Filing by Electronic Data Gathering, Analysis and Retrieval System only.