Form 10-K
period 1996-12-31
FIRST UNION CORP
filed 1997-03-12
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (THE "EXCHANGE ACT")
    for the fiscal year ended December 31, 1996

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

                   TITLE OF EACH CLASS                               NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $3.33 1/3 par value (including rights                New York Stock Exchange, Inc. (the "NYSE")
  attached thereto)

                     Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                      ---    -----

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of January 31, 1997, there were 286,196,482 shares of the registrant's Common Stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $83.625 per share on the NYSE on such date, the aggregate market value of the registrant's Common Stock held by those persons deemed by the registrant to be nonaffiliates was approximately $24 billion.

                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

                 INCORPORATED DOCUMENTS                                 WHERE INCORPORATED IN FORM 10-K
1. Certain portions of the Corporation's Summary Annual    Part I -- Item 1.
   Report to Stockholders for the year ended December 31,
   1996 ("Summary Report").
2. Certain portions of the Corporation's 1996 Annual       Part I -- Items 1 and 2; Part II -- Items 5, 6, 7
   Report ("Annual Report").                                 and 8.
3. Certain portions of the Corporation's Proxy Statement   Part III -- Items 10, 11, 12 and 13.
   for Annual Meeting of Stockholders to be held on April
   15, 1997 ("Proxy Statement").

                                     PART I

     FIRST UNION CORPORATION (THE "CORPORATION") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE CORPORATION'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE CORPORATION, WHICH ARE
MADE IN GOOD FAITH BY THE CORPORATION PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.


     THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE CORPORATION'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE CORPORATION'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE CORPORATION'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE CORPORATION CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM; INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE CORPORATION AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE CORPORATION'S PRODUCTS AND SERVICES; THE SUCCESS OF THE CORPORATION IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE CORPORATION AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

     THE CORPORATION CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE CORPORATION DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE CORPORATION.

ITEM 1. BUSINESS.

  GENERAL

     The Corporation was incorporated under the laws of North Carolina in 1967 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pursuant to a corporate reorganization in 1968, First Union National Bank of North Carolina ("FUNB-NC") and First Union Mortgage Corporation, a mortgage banking firm acquired by FUNB-NC in 1964, became subsidiaries of the Corporation.

     The Corporation currently operates deposit-taking banking subsidiaries in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and Washington, D.C. In addition to providing a wide range of commercial and retail banking and trust services through such banking subsidiaries, the Corporation also provides various other financial services, including mortgage banking, investment banking, home equity lending, leasing, insurance and securities brokerage services, through other subsidiaries.

     The Corporation's principal executive offices are located at One First Union Center, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

     Since the 1985 Supreme Court decision upholding regional interstate banking legislation, the Corporation has concentrated its efforts on building a large banking organization in the eastern region of the United States. Since November 1985, the Corporation has completed 71 banking-related acquisitions, including the more significant acquisitions (I.E., involving the acquisition of $3.0 billion or more of assets or deposits) set forth in the following table.

                                                                                        CONSIDERATION/
                                                                        ASSETS/           ACCOUNTING
NAME (1)                                            HEADQUARTERS    DEPOSITS (2)(3)        TREATMENT        COMPLETION DATE
Atlantic Bancorporation..........................  Florida             $3.8 billion   common stock/        November 1985
                                                                                      pooling
Northwestern Financial Corporation...............  North Carolina       3.0 billion   common stock/        December 1985
                                                                                      pooling
First Railroad & Banking Company of Georgia......  Georgia              3.7 billion   common stock/        November 1986
                                                                                      pooling
Florida National Banks of Florida, Inc...........  Florida              7.9 billion   cash/preferred       January 1990
                                                                                      stock/purchase
Southeast Banking Corporation subsidiary banks
  ("Southeast")..................................  Florida              9.9 billion   cash/notes/          September 1991
                                                                                      preferred stock/
                                                                                      purchase
Resolution Trust Corporation ("RTC")
  acquisitions...................................  Florida,             5.3 billion   cash/purchase        1991-1994
                                                   Georgia,
                                                   Virginia
Dominion Bankshares Corporation..................  Virginia             8.9 billion   common stock/        March 1993
                                                                                      preferred stock/
                                                                                      pooling
Georgia Federal Bank, FSB........................  Georgia              4.0 billion   cash/purchase        June 1993
First American Metro Corp........................  Virginia             4.6 billion   cash/purchase        June 1993
American Savings of Florida, F.S.B...............  Florida              3.6 billion   common stock/        July 1995
                                                                                      purchase
First Fidelity Bancorporation ("FFB")............  New Jersey          35.3 billion   common stock/        January 1996
                                                                                      preferred stock/
                                                                                      pooling
Center Financial Corporation.....................  Connecticut         $4.0 billion   common stock/        November 1996
                                                                                      purchase

(1) Additional information relating to certain of the foregoing and other acquisitions is set forth in the Annual Report in Note 2 on page C-12 and incorporated herein by reference.

(2) The dollar amounts indicated represent assets of the related organization as of the last reporting period prior to acquisition, except (i) the dollar amount relating to the RTC acquisitions, which represents deposits acquired from the RTC, and (ii) the dollar amount relating to Southeast, which represents the assets of the two banking subsidiaries of Southeast Banking Corporation acquired from the Federal Deposit Insurance Corporation (the "FDIC").

(3) In addition, the Corporation acquired (i) Lieber & Company, a mutual fund advisory company with $3.4 billion in assets under management, in June 1994, and (ii) Keystone Investments, Inc., a mutual fund advisory company with $11.6 billion in assets under management, in December 1996. The consideration paid by the Corporation was common stock. The Lieber & Company acquisition was accounted for as a pooling of interests and the Keystone Investments, Inc. acquisition was accounted for as a purchase.

     The Corporation is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected. Acquisitions typically involve the payment of a premium over book and market values, and therefore some dilution of the Corporation's book value and net income per common share may occur in connection with future transactions.

     Additional information relating to the business of the Corporation and its subsidiaries is set forth on pages 11 through 18 in the Summary Report and incorporated herein by reference. Information relating to the Corporation only is set forth in Note 16 on pages C-31 through C-34 in the Annual Report and incorporated herein by reference.

  COMPETITION

     The Corporation's subsidiaries face substantial competition in their operations from banking and nonbanking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, leasing companies, credit card issuers, mortgage banking companies, investment banking companies, finance companies and other types of financial services providers.

  SUPERVISION AND REGULATION

     THE FOLLOWING DISCUSSION SETS FORTH CERTAIN OF THE MATERIAL ELEMENTS OF THE REGULATORY FRAMEWORK APPLICABLE TO BANK HOLDING COMPANIES AND THEIR SUBSIDIARIES AND PROVIDES CERTAIN SPECIFIC INFORMATION RELEVANT TO THE CORPORATION. THE REGULATORY FRAMEWORK IS INTENDED PRIMARILY FOR THE PROTECTION OF DEPOSITORS AND THE FEDERAL DEPOSIT INSURANCE FUNDS AND NOT FOR THE PROTECTION OF SECURITY HOLDERS. TO THE EXTENT THAT THE FOLLOWING INFORMATION DESCRIBES STATUTORY AND REGULATORY PROVISIONS, IT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICULAR STATUTORY AND REGULATORY PROVISIONS. A CHANGE IN APPLICABLE STATUTES, REGULATIONS OR REGULATORY POLICY MAY HAVE A MATERIAL EFFECT ON THE BUSINESS OF THE CORPORATION.

    GENERAL

     As a bank holding company, the Corporation is subject to regulation under the BHCA and its examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval, or a waiver of the requirement for such approval, by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

     The earnings of the Corporation's subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller") and the FDIC. In addition, there are numerous governmental requirements and regulations which affect the activities of the Corporation and its subsidiaries.

    PAYMENT OF DIVIDENDS

     The Corporation is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of the Corporation result from amounts paid as dividends to the Corporation by its banking subsidiaries. The Corporation's banking subsidiaries are subject to legal limitations on the amount of dividends they can pay. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of such bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. Similar restrictions on dividends are in effect for the Corporation's subsidiary banks that are not national banks.

     Under the foregoing dividend restrictions and certain restrictions applicable to certain of the Corporation's nonbanking subsidiaries, as of December 31, 1996, the Corporation's subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $533 million to the Corporation during 1997. In 1996, the Corporation's subsidiaries paid $2.3 billion in cash dividends to the Corporation.

     In addition, both the Corporation and its banking subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

    CAPITAL

     Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 1996, the Corporation's tier 1 capital and total capital ratios were 7.33 percent and 12.33 percent, respectively.

     In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 1996, was 6.13 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Corporation of any specific minimum tier 1 leverage ratio applicable to it.

     Each of the Corporation's subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of the Corporation's subsidiary banks of any specific minimum leverage ratios applicable to them. The capital ratios of the bank subsidiaries of the Corporation are set forth on page T-18 in the Annual Report and incorporated herein by reference.

     Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

    SUPPORT OF SUBSIDIARY BANKS

     The Federal Deposit Insurance Act, as amended ("FDIA"), among other things, imposes liability on an institution the deposits of which are insured by the FDIC, such as the Corporation's subsidiary banks, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.

     Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require3 payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, the Corporation may not find itself able to provide it.

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

    CORRECTIVE ACTION

     FDIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, a bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. As of December 31, 1996, all of the Corporation's subsidiary banks had capital levels that qualify them as being "well capitalized" under such regulations.

     FDIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

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

    FDIC INSURANCE ASSESSMENTS

     The FDIC reduced the insurance premiums it charges on bank deposits insured by the Bank Insurance Fund ("BIF") to the statutory minimum of $2,000.00 for "well capitalized" banks, effective January 1, 1996. Premiums related to deposits assessed by the Savings Association Insurance Fund ("SAIF"), including savings association deposits acquired by banks, continued to be assessed at the rate of between 23 cents and 31 cents per $100.00 of deposits. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA reduced the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. The Corporation currently estimates such reductions in premiums may amount to approximately $35 million pre-tax per year.

     DIFA also provides for a special one-time assessment imposed on deposits insured by the SAIF, including such deposits held by banks, to recapitalize the SAIF to bring the SAIF up to statutory required levels. The Corporation accrued for the one-time assessment in the third quarter of 1996 in the amount of $86 million after tax in connection with the SAIF recapitalization.

     DIFA further provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to SAIF-insured deposits) to pay for the cost of Financing Corporation funding. The Corporation currently estimates assessments may amount to up to $14 million after-tax in 1997 with similar assessments per year through 1999 (or earlier if no savings associations exist prior to December 31, 1999) in connection with such funding.

    ADDITIONAL INFORMATION

     Additional information related to certain regulatory and accounting matters is set forth on pages 14 and 15 in the Annual Report and incorporated herein by reference.

ITEM 2. PROPERTIES.

     As of December 31, 1996, the Corporation and its subsidiaries owned or leased 2,397 locations in 38 states, Washington, D.C., and six foreign countries from which their business is conducted, including a multi-story office complex in Charlotte, North Carolina, which serves as the administrative headquarters of the Corporation. Listed below are the number of banking and nonbanking locations that are leased or owned, as of December 31, 1996.

                                                                                      LEASED    OWNED
First Union National Bank of Florida...............................................     225      335
First Union National Bank of North Carolina........................................     117      183
First Union National Bank of Georgia...............................................     188       91
First Union National Bank of South Carolina........................................      10       56
First Union National Bank of Tennessee.............................................      15       46
First Union National Bank of Virginia..............................................      86      109
First Union National Bank of Maryland..............................................      57        9
First Union National Bank of Washington, D.C.......................................      28        1
First Union Home Equity Bank, N.A..................................................     127       --
First Union National Bank..........................................................     217      331
First Union Bank of Delaware.......................................................       2       --
First Union Bank of Connecticut....................................................      66       42
Nonbanking locations...............................................................      54        2
  Total............................................................................   1,192     1,205

     Additional information relating to the Corporation's lease commitments is set forth in Note 17 on page C-35 in the Annual Report and incorporated herein by reference.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is listed on the NYSE. Table 6 on page T-5 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the Common Stock for the two-year period ended December 31, 1996, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the Common Stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 1996, there were 103,538 holders of record of the Common Stock.

     Subject to the prior rights of the holders of the Class A Preferred Stock, holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors of the Corporation (the "FUNC Board") and, in the event of dissolution and liquidation, to receive the net assets of the Corporation remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Corporation and its subsidiaries is set forth above under "Business -- Supervision and Regulation; Payment of Dividends" and in Note 16 on page C-31 in the Annual Report and incorporated herein by reference.

     Each outstanding share of Common Stock currently has attached to it one right (a "Right") issued pursuant to an Amended and Restated Shareholder Protection Rights Agreement (the "Rights Agreement"). Each Right entitles its registered holder to purchase one one-hundredth of a share of a junior participating series of the Corporation's Class A Preferred Stock designed to have economic and voting terms similar to those of one share of Common Stock, for $210.00, subject to adjustment (the "Rights Exercise Price"), but only after the earlier to occur (the "Separation Time") of: (i) the tenth business day (subject to extension) after any person (an "Acquiring Person") (x) commences a tender or exchange offer, which, if consummated, would result in such person becoming the beneficial owner of 15 percent or more of the outstanding shares of Common Stock, or (y) is determined by the Federal Reserve Board to "control" the Corporation within the meaning of the BHCA, subject to certain exceptions; and
(ii) the tenth business day after the first date (the "Flip-in Date") of a public announcement by the Corporation that a person has become an Acquiring Person. The Rights will not trade separately from the shares of Common Stock unless and until the Separation Time occurs.

     The Rights Agreement provides that a person will not become an Acquiring Person under the BHCA control test described above if either (i) the Federal Reserve Board's control determination would not have been made but for such person's failure to make certain customary passivity commitments, or such person's violation of such commitments made, to the Federal Reserve Board, so long as the Federal Reserve Board determines that such person no longer controls the Corporation within 30 days (or 60 days in certain circumstances), or (ii) the Federal Reserve Board's control determination was not based on such a failure or violation and such person (x) obtains a noncontrol determination within three years, and (y) is using its best efforts to allow the Corporation to make any acquisition or engage in any legally permissible activity notwithstanding such person's being deemed to control the Corporation for purposes of the BHCA.

     The Rights will not be exercisable until the business day following the Separation Time. The Rights will expire on the earliest of: (i) the Exchange Time (as defined below); (ii) the close of business on December 28, 2000; and
(iii) the date on which the Rights are redeemed or terminated as described below (in any such case, the "Expiration Time"). The Rights Exercise Price and the number of Rights outstanding, or in certain circumstances the securities purchasable upon exercise of the Rights, are subject to adjustment upon the occurrence of certain events.

     In the event that prior to the Expiration Time a Flip-in Date occurs, the Corporation will take such action as shall be necessary to ensure and provide that each Right (other than Rights beneficially owned by an Acquiring Person or any affiliate, associate or transferee thereof, which Rights shall become void) shall constitute the right to purchase, from the Corporation, shares of Common Stock having an aggregate market price equal to twice the Rights Exercise Price for an amount in cash equal to the then current Rights Exercise Price. In addition, the FUNC Board may, at its option, at any time after a Flip-in Date, elect to exchange all of the then outstanding Rights for shares of Common Stock, at an exchange ratio of two shares of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the Separation Time (the "Rights Exchange Rate"). Immediately upon such action by the FUNC Board (the "Exchange Time"), the right to exercise the Rights will terminate, and each Right will thereafter represent only the right to receive a number of shares of Common Stock equal to the Rights Exchange Rate. If the Corporation becomes obligated to issue shares of Common Stock upon exercise of or in exchange for Rights, the Corporation, at its option, may substitute therefor shares of junior participating Class A Preferred Stock upon exercise of each Right at a rate of two one-hundredths of a share of junior participating Class A Preferred Stock upon the exchange of each Right.

     The Rights may be canceled and terminated without any payment to holders thereof at any time prior to the date they become exercisable and are redeemable by the Corporation at $0.01 per right, subject to adjustment upon the occurrence of certain events, at any date between to the date on which they become exercisable and the Flip-in Date. The Rights have no voting rights and are not entitled to dividends.

     The Rights will not prevent a takeover of the Corporation. The Rights, however, may cause substantial dilution to a person or group that acquires 15 percent or more of Common Stock (or that acquires "control" of the Corporation within the meaning of the BHCA) unless the Rights are first redeemed or terminated by the FUNC Board. Nevertheless, the Rights should not interfere with a transaction that is in the best interests of the Corporation and its stockholders because the Rights can be redeemed or terminated, as hereinabove described, before the consummation of such transaction.

     The complete terms of the Rights are set forth in the Rights Agreement. The foregoing description of the Rights and the Rights Agreement is qualified in its entirety by reference to such document. A copy of the Rights Agreement can be obtained upon written request to the Rights Agent, First Union National Bank of North Carolina, Two First Union Center, Charlotte, North Carolina 28288-1154.

     Additional information relating to the Common Stock is set forth in Note 13 on page C-25 in the Annual Report and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     In response to this Item, the information set forth in Table 1 on page T-1 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In response to this Item, the information set forth on pages 1 through T-26 in the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     In response to this Item, the information set forth on page T-5 and on pages C-1 through C-39 in the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Corporation are elected to their offices for one year terms at the meeting of the FUNC Board in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected on such date. The names of each of the current executive officers of the Corporation, their ages, their current positions with the Corporation and certain subsidiaries and, if different, their business experience during the past five years, are as follows:

    Edward E. Crutchfield (55). Chairman and Chief Executive Officer, the Corporation.

    John R. Georgius (52). Vice Chairman, the Corporation, since January 1, 1996. President, the Corporation, from June 1990 to January 1, 1996. Chairman and Chief Executive Officer, FUNB-NC, from October 1988 to February 1993.

    Anthony P. Terracciano (58). President, the Corporation, since January 1, 1996. Mr. Terracciano, who was formerly Chairman of the Board, President and Chief Executive Officer of FFB, was elected to his present office by the FUNC Board pursuant to the FFB acquisition agreement.

    B. J. Walker (66). Vice Chairman, the Corporation.

    Robert T. Atwood (56). Executive Vice President and Chief Financial Officer, the Corporation, since March 1991.

    Marion A. Cowell, Jr. (62). Executive Vice President, Secretary and General Counsel, the Corporation.

     In addition to the foregoing, the information set forth in the Proxy Statement under the heading "General Information and Nominees", and in the paragraph under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under "Other Matters Relating to Executive Officers, Directors and Principal Stockholders" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     In response to this Item the information set forth in the Proxy Statement under the heading "Executive Compensation", excluding the information under the subheadings "HR Committee Report on Executive Compensation" and "Performance Graph", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     In response to this Item the information set forth in the Proxy Statement relating to the ownership of Common Stock by the directors, executive officers and principal stockholders of the Corporation under the headings "Voting Securities and Principal Holders" and "General Information and Nominees" is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The consolidated financial statements of the Corporation, including the notes thereto and independent auditors' report thereon, are set forth on pages C-1 through C-39 of the Annual Report. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Corporation and notes thereto. A list of the exhibits to this Form 10-K is set forth on the
Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

     (b) During the quarter ended December 31, 1996, a Current Report on Form 8-K, dated October 16, 1996, was filed by the Corporation with the Securities and Exchange Commission pursuant to Item 5, relating to an amendment and restatement of the Corporation's Shareholder Protection Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST UNION CORPORATION

Date: March 12, 1997                     By:         MARION A. COWELL, JR.
                                           MARION A. COWELL, JR.
                                           EXECUTIVE VICE PRESIDENT,
                                           SECRETARY AND GENERAL COUNSEL

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

                      SIGNATURE                                                      CAPACITY

                      EDWARD E. CRUTCHFIELD*            Chairman and Chief Executive Officer and Director
                     EDWARD E. CRUTCHFIELD

                          ROBERT T. ATWOOD*             Executive Vice President and Chief Financial Officer
                          ROBERT T. ATWOOD

                            JAMES H. HATCH*             Senior Vice President and Corporate Controller (Principal
                            JAMES H. HATCH                  Accounting Officer)


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

                                                        Director
                         RADFORD D. LOVETT

                           JOSEPH NEUBAUER*             Director
                           JOSEPH NEUBAUER

                        HENRY D. PERRY, JR.*            Director
                        HENRY D. PERRY, JR.

                       RANDOLPH N. REYNOLDS*            Director
                       RANDOLPH N. REYNOLDS

                             RUTH G. SHAW*              Director
                             RUTH G. SHAW

                      SIGNATURE                         CAPACITY

                     CHARLES M. SHELTON, SR.*           Director
                     CHARLES M. SHELTON, SR

                            LANTY L. SMITH*             Director
                            LANTY L. SMITH

                                                        Director
                     ANTHONY P. TERRACCIANO

                                                        Director
                          DEWEY L. TROGDON

                             JOHN D. UIBLE*             Director
                             JOHN D. UIBLE

                              B. J. WALKER*             Director
                              B. J. WALKER

     *By Marion A. Cowell, Jr., Attorney-in-Fact

             MARION A. COWELL, JR.

              MARION A. COWELL, JR.

Date: March 12, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION                                               LOCATION
  (2)         FFB acquisition agreement.                                         Incorporated by reference to Exhibit (99) to
                                                                                 the Corporation's Current Report on Form 8-K
                                                                                 dated June 21, 1995.
  (3)(a)      Articles of Incorporation of the Corporation, as amended.          Incorporated by reference to Exhibit (4) to
                                                                                 the Corporation's 1990 First Quarter Report
                                                                                 on Form 10-Q, to Exhibit (99)(a) to the
                                                                                 Corporation's 1993 First Quarter Report on
                                                                                 Form 10-Q and Exhibit (4) to the
                                                                                 Corporation's Current Report on Form 8-K
                                                                                 dated January 10, 1996.
  (3)(b)      Bylaws of the Corporation, as amended.                             Incorporated by reference to Exhibit (3)(b)
                                                                                 to the Corporation's 1995 Annual Report on
                                                                                 Form 10-K.
  (4)(a)      Instruments defining the rights of the holders of the              *
              Corporation's long-term debt.
  (4)(b)      The Corporation's Amended and Restated Shareholder Protection      Incorporated by reference to Exhibit (4) to
              Rights Agreement.                                                  the Corporation's Current Report on Form 8-K
                                                                                 dated October 16, 1996.
 (10)(a)      The Corporation's Amended and Restated Management Incentive Plan.  Incorporated by reference to Exhibit (10)(a)
                                                                                 to the Corporation's 1995 Annual Report on
                                                                                 Form 10-K.
 (10)(b)      The Corporation's Deferred Compensation Plan for Officers.         Incorporated by reference to Exhibit (10)(b)
                                                                                 to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(c)      The Corporation's Deferred Compensation Plan for Non-Employee      Incorporated by reference to Exhibit (10)(c)
              Directors.                                                         to the Corporation's 1989 Annual Report on
                                                                                 Form 10-K.
 (10)(d)      The Corporation's Supplemental Executive Long-Term Disability      Incorporated by reference to Exhibit (10)(d)
              Plan.                                                              to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(e)      The Corporation's Supplemental Retirement Plan.                    Incorporated by reference to Exhibit (10)(f)
                                                                                 to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(f)      The Corporation's Retirement Plan for Non-Employee Directors.      Incorporated by reference to Exhibit (10)(g)
                                                                                 to the Corporation's 1988 Annual Report on
                                                                                 Form 10-K.
 (10)(g)      The Corporation's 1984 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (28) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-47447.

 (10)(h)      The Corporation's 1988 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (28) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-47447.
 (10)(i)      The Corporation's 1992 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (28) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-47447.
 (10)(j)      Employment Agreement between the Corporation and Edward E.         Incorporated by reference to Exhibit (10)(k)
              Crutchfield, as amended.                                           to the Corporation's 1994 Annual Report on
                                                                                 Form 10-K.
 (10)(k)      The Corporation's Management Long-Term Cash Incentive Plan.        Incorporated by reference to Exhibit (10)(m)
                                                                                 to the Corporation's 1992 Annual Report on
                                                                                 Form 10-K.
 (10)(l)      Employment Agreement between the Corporation and Anthony P.        Incorporated by reference to Exhibit (99)(c)
              Terracciano.                                                       to the Corporation's Registration Statement
                                                                                 No. 33-62307.
 (10)(m)      Employment Agreement between the Corporation and                   Incorporated by reference to Exhibit (10) to
              John R. Georgius.                                                  Amendment No. 1 to the Corporation's
                                                                                 Registration Statement No. 33-60835.
 (10)(n)      The Corporation's Elective Deferral Plan.                          Incorporated by reference to Exhibit (4) to
                                                                                 the Corporation's Registration Statement No.
                                                                                 33-60913.
 (10)(o)      The Corporation's 1996 Master Stock Compensation Plan.             Incorporated by reference to Exhibit (10) to
                                                                                 the Corporation's 1996 First Quarter Report
                                                                                 on Form 10-Q.
 (12)(a)      Computations of Consolidated Ratios of Earnings to Fixed Charges.  Filed herewith.
 (12)(b)      Computations of Consolidated Ratios of Earnings to Fixed Charges   Filed herewith.
              and Preferred Stock Dividends.
 (13)(a)      The Corporation's 1996 Summary Annual Report to Stockholders.**    Filed herewith.
 (13)(b)      The Corporation's 1996 Annual Report.**                            Filed herewith.
 (21)         List of the Corporation's subsidiaries.                            Filed herewith.
 (23)         Consent of KPMG Peat Marwick LLP.                                  Filed herewith.
 (24)         Power of Attorney.                                                 Filed herewith.
 (27)         The Corporation's Financial Data Schedule.***
 (99)         First Union Corporation of Virginia and Subsidiaries Summarized    Filed herewith.
              Financial Information.

  * The Corporation agrees to furnish to the Securities and Exchange Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its subsidiaries.
 ** Except for those portions of the Summary Annual Report and the Annual Report which are expressly incorporated by reference in this Form 10-K, the Summary Annual Report and the Annual Report are furnished for the information of the Securities and Exchange Commission only and are not to be deemed "filed" as part of such Form 10-K.
*** Filing by Electronic Data Gathering, Analysis and Retrieval System only.