Form 10-Q
period 1997-03-31
FIRST UNION CORP
filed 1997-05-13
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
For the quarterly period ended March 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
For the transition period from                         to
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

                            FIRST UNION CORPORATION
                             ONE FIRST UNION CENTER
                      CHARLOTTE, NORTH CAROLINA 28288-0013
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (704) 374-6565
              (Registrant's telephone number, including area code)
              (Former name, former address and former fiscal year,
                         if changed since last report)
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes          No
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  280,030,611 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 1997.

     FIRST UNION CORPORATION (THE "CORPORATION" OR "FUNC") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE CORPORATION'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS QUARTERLY REPORT ON FORM 10-Q AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE CORPORATION, WHICH ARE MADE IN GOOD FAITH BY THE CORPORATION PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
     THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE CORPORATION'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE CORPORATION'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE CORPORATION'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE CORPORATION CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM; INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE CORPORATION AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE CORPORATION'S PRODUCTS AND SERVICES; THE SUCCESS OF THE CORPORATION IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE CORPORATION AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.
     THE CORPORATION CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE CORPORATION DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE CORPORATION.
                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
     The following unaudited consolidated financial statements of the Corporation within Item 1 include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such consolidated financial statements for the periods indicated.
                                       1

                    FIRST UNION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     The Consolidated Balance Sheets of the Corporation and subsidiaries at March 31, 1997, March 31, 1996, and December 31, 1996, respectively, set forth on page T-18 of the Corporation's First Quarter Financial Supplement for the three months ended March 31, 1997 (the "Financial Supplement"), are incorporated herein by reference.
     The Consolidated Statements of Income of the Corporation and subsidiaries for the three months ended March 31, 1997 and 1996, set forth on page T-19 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the three months ended March 31, 1997 and 1996, set forth on page T-20 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 16 and T-1 through T-20 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     At the annual meeting of the stockholders of the Corporation held on April 15, 1997, the following proposals were approved:
1. Proposal to elect the following individuals as directors of the Corporation:

                                                                          FOR          WITHHELD
Class I:
Charles M. Shelton, Sr...........................................     229,416,008      1,414,280
Class II:
A. Dano Davis....................................................     229,408,409      1,421,879
Roddey Dowd, Sr..................................................     229,420,467      1,409,821
Arthur M. Goldberg...............................................     229,350,609      1,479,205
William H. Goodwin, Jr...........................................     229,427,927      1,402,361
Jack A. Laughery.................................................     229,393,358      1,436,930
Radford D. Lovett................................................     229,423,927      1,406,361
Mackey J. McDonald...............................................     229,325,942      1,504,346
Randolph N. Reynolds.............................................     229,230,723      1,598,610
John D. Uible....................................................     229,406,605      1,423,683

2. Proposal to ratify the appointment of KPMG Peat Marwick LLP as auditors of the Corporation for 1997:

                   FOR                 AGAINST             ABSTAIN
               229,936,421             366,093             527,774

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits.

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)       Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)       The Corporation's First Quarter 1997 Financial Supplement.
   (27)       The Corporation's Financial Data Schedule.**
   (99)       First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.

 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
** Filing by Electronic Data Gathering, Analysis and Retrieval System only.
     (b) Reports on Form 8-K.
     During the quarter ended March 31, 1997, a Current Report on Form 8-K, dated January 13, 1997, was filed with the Commission by the Corporation.
                                       3

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
                                         FIRST UNION CORPORATION
Date: May 13, 1997
                                         By: /s/JAMES H. HATCH
                                         JAMES H. HATCH
                                           SENIOR VICE PRESIDENT AND CORPORATE
                                         CONTROLLER
                                           (PRINCIPAL ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

EXHIBIT NO.                                                      DESCRIPTION
    (4)       Instruments defining the rights of security holders, including indentures.*
   (12)       Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)       The Corporation's First Quarter 1997 Financial Supplement.
   (27)       The Corporation's Financial Data Schedule.**
   (99)       First Union Corporation of Virginia and Subsidiaries Summarized Financial Information.

 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.
** Filing by Electronic Data Gathering, Analysis and Retrieval System only.