Form 10-K
period 1997-12-31
FIRST UNION CORP
filed 1998-03-23
CIK 36995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
                                  -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (THE "EXCHANGE ACT")
    for the fiscal year ended December 31, 1997
                                      OR

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

Registrant's telephone number, including area code (704) 374-6565

     Securities registered pursuant to Section 12(b) of the Exchange Act:



                   Title of each class                         Name of exchange on which registered
--------------------------------------------------------   -------------------------------------------
   Common Stock, $3.33 1/3 par value (including rights     New York Stock Exchange, Inc. (the "NYSE")
    attached thereto)

   Securities registered pursuant to Section 12(g) of the Exchange Act: None

                                  -----------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]  No [  ]


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

Yes    No
    --    --
                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of January 31, 1998, there were 648,595,299 shares of the registrant's Common Stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $47.875 per share on the NYSE on such date, the aggregate market value of the registrant's Common Stock held by those persons deemed by the registrant to be nonaffiliates was approximately $31 billion.
                                  -----------
               DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K


                      Incorporated Documents                           Where Incorporated in Form 10-K
       ---------------------------------------------------   --------------------------------------------------
  1.   Certain portions of the Corporation's Annual          Part I -- Items 1 and 2; Part II -- Items 5, 6, 7, 7A
       Report to Stockholders for the year ended             and 8.
       December 31, 1997 ("Annual Report").
  2.   Certain portions of the Corporation's Proxy           Part III -- Items 10, 11, 12 and 13.
       Statement for the Annual Meeting of Stockholders
       to be held on April 21, 1998 ("Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     First Union Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties and are subject to change based on various factors (some of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies, including interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"); inflation; interest rate, market and monetary fluctuations; the timely development of competitive new products and services by the Corporation and the acceptance of such products and services by customers; the willingness of customers to substitute competitors' products and services for the Corporation's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; future acquisitions; the expense savings and revenue enhancements from the Signet (as defined below) and CoreStates (as defined below) acquisitions being less than expected; the growth and profitability of the Corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

     The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation incorporates by reference those factors included in the Corporation's Current Reports on Form 8-K dated July 21, 1997, August 20, 1997, November 18, 1997, November 28, 1997, and December 2, 1997 (the "1997
Current Reports"). The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.


Item 1. Business.

General

     The Corporation was incorporated under the laws of North Carolina in 1967 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pursuant to a corporate reorganization in 1968, First Union National Bank ("FUNB") and First Union Mortgage Corporation, a mortgage banking firm acquired by FUNB in 1964, became subsidiaries of the Corporation.

     The Corporation provides a wide range of commercial and retail banking and trust services through full-service banking offices in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and Washington, D.C. Such offices are operated by FUNB in Charlotte, North Carolina, except in Delaware, where such offices are operated by First Union Bank of Delaware. See "; Interstate Banking and Branching Legislation". The Corporation also provides various other financial services, including mortgage banking, credit card, investment banking, home equity lending, leasing, insurance and securities brokerage services, through other subsidiaries.

     The Corporation's principal executive offices are located at One First Union Center, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

     Since the 1985 Supreme Court decision upholding regional interstate banking legislation, the Corporation has concentrated its efforts on building a large banking organization in the eastern region of the United States. Since November 1985, the Corporation has completed over 70 banking-related acquisitions and has three banking-related acquisitions pending, including the more significant acquisitions (i.e., involving the acquisition of $3.0 billion or more of assets or deposits) set forth in the following table.

                                                                      Assets/          Consideration/
Name (1)                                          Headquarters    Deposits (2)(3)   Accounting Treatment   Completion Date
----------------------------------------------- ---------------- ----------------- ---------------------- ----------------
Atlantic Bancorporation ....................... Florida          $3.8 billion      common stock/          November 1985
                                                                                   pooling
Northwestern Financial Corporation ............ North Carolina   3.0 billion       common stock/          December 1985
                                                                                   pooling
First Railroad & Banking Company of                              3.7 billion       common stock/          November 1986
  Georgia ..................................... Georgia                            pooling
Florida National Banks of Florida, Inc. ....... Florida          7.9 billion       cash/preferred         January 1990
                                                                                   stock/purchase
Southeast Banking Corporation subsidiary                         9.9 billion       cash/notes/            September 1991
  banks ("Southeast") ......................... Florida                            preferred stock/
                                                                                   purchase
Resolution Trust Corporation ("RTC")                             5.3 billion       cash/purchase          1991-1994
  acquisitions ................................ Florida,
                                                Georgia,
                                                Virginia
Dominion Bankshares Corporation ............... Virginia         8.9 billion       common stock/          March 1993
                                                                                   preferred stock/
                                                                                   pooling
Georgia Federal Bank, FSB ..................... Georgia          4.0 billion       cash/purchase          June 1993

First American Metro Corp. .................... Virginia         4.6 billion       cash/purchase          June 1993
American Savings of Florida, F.S.B. ........... Florida          3.6 billion       common stock/          July 1995
                                                                                   purchase
First Fidelity Bancorporation ("FFB") (1) ..... New Jersey       35.3 billion      common stock/          January 1996
                                                                                   preferred stock/
                                                                                   pooling
Center Financial Corporation .................. Connecticut      4.0 billion       common stock/          November 1996
                                                                                   purchase
Signet Banking Corporation ("Signet") (1) ..... Virginia         11.3 billion      common stock/          November 1997
                                                                                   pooling
CoreStates Financial Corp
 ("CoreStates") (1) ........................... Pennsylvania     48.5 billion      common stock/          Pending
                                                                                   pooling

The Money Store Inc. ("TMSI")(1) .............. New Jersey       $3.1 billion      common stock/          Pending
                                                                                   preferred stock/
                                                                                   purchase

---------
(1) Additional information (i) with respect to the CoreStates acquisition is set forth on pages P-1 through P-5 in the Annual Report and incorporated herein by reference, and (ii) with respect to the CoreStates acquisition and certain other acquisitions is set forth in the Annual Report in Note 2 on pages C-12 and C-13 and incorporated herein by reference. Additional information with respect to the Signet acquisition, the CoreStates acquisition, and the acquisitions of Wheat First Butcher Singer, Inc., an investment banking firm based in Richmond, Virginia, and Covenant Bancorp, Inc., a bank holding company based in Haddonfield, N.J., which were acquired in January 1998, is set forth in the 1997 Current Reports. See " -- THE MONEY STORE INC. PENDING ACQUISITION" for additional information with respect to the TMSI acquisition.

(2) The dollar amounts indicated represent assets of the related organization as of the last reporting period prior to acquisition, except (i) the dollar amount relating to the RTC acquisitions, which represents deposits acquired from the RTC, (ii) the dollar amount relating to Southeast, which represents the assets of the two banking subsidiaries of Southeast Banking Corporation acquired from the Federal Deposit Insurance Corporation (the "FDIC"), and (iii) the dollar amount relating to CoreStates is as of December 31, 1997.

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

     Additional information relating to the business of the Corporation and its subsidiaries is set forth on pages 10 through 15 and in Table 4 on pages T-3 and T-4 in the Annual Report and incorporated herein by reference. Information relating to the Corporation only is set forth in Note 18 on pages C-36 through C-39 in the Annual Report and incorporated herein by reference.


     The Money Store Inc. Pending Acquisition

     On March 4, 1998, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with TMSI and FUNB, providing for, among other things, the merger (the "Merger") of a direct, wholly owned subsidiary of FUNB with and into TMSI. Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of TMSI common stock, no par value (the "TMSI Common Stock"), will be converted into the right to receive that number of shares of the Corporation's common stock (the "FUNC Common Stock") equal to the result (the "Exchange Ratio") of dividing $34.00 by the average of the per share closing sales price of FUNC Common Stock on the NYSE for each of the five trading days in the period ending on the trading day prior to the Effective Time. At the Effective Time, each outstanding share of TMSI $1.72 Mandatory Convertible Preferred Stock (the "TMSI Preferred Stock") will be converted into the right to receive the number of shares of FUNC Common Stock equal to the product of the Exchange Ratio and 0.92. If any approval of the holders of TMSI Preferred Stock that may be required in order to deliver FUNC Common Stock in exchange therefor shall not be received, then each share of TMSI Preferred Stock outstanding at the Effective Time shall instead be converted into the right to receive a share of a new series of the Corporation's convertible preferred stock containing substantially similar terms as the TMSI Preferred Stock, as adjusted to reflect the Merger.

     The total purchase price is approximately $2.1 billion. In connection with the transaction, the Corporation expects to repurchase a number of its outstanding shares of FUNC Common Stock equal to the number of such shares to be issued in the Merger, which the Corporation currently estimates will be approximately 41 million shares, based on the recent market price of FUNC Common Stock. The transaction will be accounted for as a purchase.

     In his capacity as a stockholder of TMSI, Marc J. Turtletaub, Chief Executive Officer of TMSI, entered into a stock option and voting agreement dated as of March 4, 1998, with the Corporation pursuant to which, among other things, Mr. Turtletaub granted the Corporation an option, exercisable following the occurrence of certain contingencies set forth therein, to purchase up to 14,547,261 shares of TMSI Common Stock (approximately 24.9 percent of the outstanding shares of TMSI Common Stock) owned by him at a price, subject to certain adjustments, of $34.00 per share, payable in FUNC Common Stock.


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

     General

     As a bank holding company, the Corporation is subject to regulation under the BHCA and its examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval, or a waiver of the requirement for such approval, by the Federal Reserve Board. In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

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

     Under the foregoing dividend restrictions and certain restrictions applicable to certain of the Corporation's nonbanking subsidiaries, as of December 31, 1997, the Corporation's subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $426 million to the Corporation during 1998. In 1997, the Corporation's subsidiaries paid $1.3 billion in cash dividends to the Corporation.

     In addition, the Corporation and its banking subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.


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


     Capital Adequacy

     Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital"). At December 31, 1997, the Corporation's tier 1 capital and total capital ratios were 8.41 percent and 13.40 percent, respectively.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 1997, was 6.81 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio or tier 1 leverage ratio applicable to it.

     Each of the Corporation's subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of the Corporation's subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of the bank subsidiaries of the Corporation are set forth in Table 18 on page T-15 in the Annual Report and incorporated herein by reference.


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


     Prompt Corrective Action

     The FDIA, among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDIA establishes five capital tiers:
"well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier will depend upon where its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

     Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1997, all of the Corporation's deposit-taking subsidiary banks had capital levels that qualify them as being "well capitalized" under such regulations.

     The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

     "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.


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


     Interstate Banking and Branching Legislation
     The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, it authorized, beginning June 1, 1997, a bank to merge with a bank in another state as long as neither of the states opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. It was pursuant to authority from IBBEA that the Corporation reorganized certain of its subsidiary banks in 1997 and in February 1998, as a result of which FUNB, based in Charlotte, North Carolina, operates in 11 states and Washington, D.C.


     Additional Information
     Additional information related to certain regulatory and accounting matters is set forth on pages 26 and 27 in the Annual Report and incorporated herein by reference.


Item 2. Properties.
     As of December 31, 1997, the Corporation and its subsidiaries owned or leased 2,997 locations in 38 states, Washington, D.C., and 7 foreign countries from which their business is conducted, including a multi-story office complex in Charlotte, North Carolina, which serves as the administrative headquarters of the Corporation. Listed below are the number of banking and nonbanking locations that are leased or owned, as of December 31, 1997.



                                                     Leased    Owned
                                                    -------- --------
           First Union National Bank ..............  1,394    1,406
           First Union Bank of Delaware ...........      2       --
           First Union Home Equity Bank, N.A. .....    130       --
           Nonbanking locations ...................     63        2
                                                     -----    -----
            Total .................................  1,589    1,408
                                                     =====    =====

     Additional information relating to the Corporation's lease commitments is set forth in Note 16 on page C-33 in the Annual Report and incorporated herein by reference.


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


Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

                                    PART II

Item 5. Market For Registrant's Common Equity And Related Stockholder Matters.

     FUNC Common Stock is listed on the NYSE. Table 6 on page T-6 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, FUNC Common Stock for the two-year period ended December 31, 1997, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of FUNC Common Stock as reported on the NYSE Composite Transactions tape for the periods indicated. Such prices have been adjusted to reflect a two-for-one stock split effected in the form of a 100 percent common stock dividend paid on July 31, 1997, to stockholders of record on July 1, 1997. As of December 31, 1997, there were 120,437 holders of record of FUNC Common Stock.

     Subject to the prior rights of holders of any outstanding shares of the Corporation's Preferred Stock or Class A Preferred Stock, holders of FUNC Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors of the Corporation (the "FUNC Board") and, in the event of dissolution and liquidation, to receive the net assets of the Corporation remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Corporation and its subsidiaries is set forth above under "Business -- Supervision and Regulation; Payment of Dividends" and in Note 18 on page C-36 in the Annual Report and incorporated herein by reference.

     Each outstanding share of FUNC Common Stock currently has attached to it one right (a "Right") issued pursuant to an Amended and Restated Shareholder Protection Rights Agreement (the "Rights Agreement"). Each Right entitles its registered holder to purchase one one-hundredth of a share of a junior participating series of the Corporation's Class A Preferred Stock designed to have economic and voting terms similar to those of one share of FUNC Common Stock, for $105.00, subject to adjustment (the "Rights Exercise Price"), but only after the earlier to occur (the "Separation Time") of: (i) the tenth business day (subject to extension) after any person (an "Acquiring Person")
(x) commences a tender or exchange offer, which, if consummated, would result in such person becoming the beneficial owner of 15 percent or more of the outstanding shares of FUNC Common Stock, or (y) is determined by the Federal Reserve Board to "control" the Corporation within the meaning of the BHCA, subject to certain exceptions; and (ii) the tenth business day after the first date (the "Flip-in Date") of a public announcement by the Corporation that a person has become an Acquiring Person. The Rights will not trade separately from the shares of FUNC Common Stock unless and until the Separation Time occurs.

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

     In the event that prior to the Expiration Time a Flip-in Date occurs, the Corporation will take such action as shall be necessary to ensure and provide that each Right (other than Rights beneficially owned by an Acquiring Person or any affiliate, associate or transferee thereof, which Rights shall become void) shall constitute the right to purchase, from the Corporation, shares of FUNC Common Stock having an aggregate market price equal to twice the Rights Exercise Price for an amount in cash equal to the then current Rights Exercise Price. In addition, the FUNC Board may, at its option, at any time after a Flip-in Date, elect to exchange all of the then outstanding Rights for shares of FUNC Common Stock, at an exchange ratio of two shares of FUNC Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the Separation Time (the "Rights Exchange Rate"). Immediately upon such action by the

FUNC Board (the "Exchange Time"), the right to exercise the Rights will terminate, and each Right will thereafter represent only the right to receive a number of shares of FUNC Common Stock equal to the Rights Exchange Rate. If the Corporation becomes obligated to issue shares of FUNC Common Stock upon exercise of or in exchange for Rights, the Corporation, at its option, may substitute therefor shares of junior participating Class A Preferred Stock upon exercise of each Right at a rate of two one-hundredths of a share of junior participating Class A Preferred Stock upon the exchange of each Right.

     The Rights may be canceled and terminated without any payment to holders thereof at any time prior to the date they become exercisable and are redeemable by the Corporation at $0.01 per right, subject to adjustment upon the occurrence of certain events, at any date between the date on which they become exercisable and the Flip-in Date. The Rights have no voting rights and are not entitled to dividends.

     The Rights will not prevent a takeover of the Corporation. The Rights, however, may cause substantial dilution to a person or group that acquires 15 percent or more of FUNC Common Stock (or that acquires "control" of the Corporation within the meaning of the BHCA) unless the Rights are first redeemed or terminated by the FUNC Board. Nevertheless, the Rights should not interfere with a transaction that is in the best interests of the Corporation and its stockholders because the Rights can be redeemed or terminated, as hereinabove described, before the consummation of such transaction.

     The complete terms of the Rights are set forth in the Rights Agreement. The foregoing description of the Rights and the Rights Agreement is qualified in its entirety by reference to such document. A copy of the Rights Agreement can be obtained upon written request to the Rights Agent, First Union National Bank, Two First Union Center, Charlotte, North Carolina 28288-1154.

     Additional information relating to FUNC Common Stock is set forth in Note 13 on page C-25 in the Annual Report and incorporated herein by reference.


Item 6. Selected Financial Data.

     In response to this Item, the information set forth in Table 1 on page T-1 in the Annual Report is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     In response to this Item, the information set forth on pages 8 through 30, pages P-1 through P-5 and pages T-1 through T-24 in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     In response to this Item, the information set forth on pages 23 through 26, pages T-16 through T-21 and pages C-31 through C-33 in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

     In response to this Item, the information set forth in Table 6 on page T-6 and on pages C-1 through C-39 in the Annual Report is incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The executive officers of the Corporation are elected to their offices for one year terms at the meeting of the FUNC Board in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected on such date. The names of each of the executive officers of the Corporation in office on December 31, 1997, their ages, their positions with the Corporation on such date, and, if different, their business experience during the past five years, are as follows:

     Edward E. Crutchfield (56). Chairman and Chief Executive Officer. Also, a director of the Corporation.

   John R. Georgius (53). Vice Chairman, since January 1, 1996. President, from June 1990 to January 1, 1996. Mr. Georgius was elected President of the Corporation upon the retirement of Mr. Terracciano on December 31, 1997. Also, a director of the Corporation.

   Anthony P. Terracciano (59). President, since January 1, 1996. Formerly Chairman of the Board, President and Chief Executive Officer of FFB. Mr. Terracciano retired from the Corporation on December 31, 1997. Also, a director of the Corporation.

     B. J. Walker (67). Vice Chairman. Also, a director of the Corporation.

     Robert T. Atwood (57). Executive Vice President and Chief Financial
   Officer.

     Marion A. Cowell, Jr. (63). Executive Vice President, Secretary and General Counsel.

     In addition to the foregoing, the information set forth in the Proxy Statement under the heading "General Information and Nominees", and under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Other Matters Relating to Executive Officers and Directors " is incorporated herein by reference.


Item 11. Executive Compensation.

     In response to this Item, the information set forth in the Proxy Statement under the heading "Executive Compensation", excluding the information under the subheadings "HR Committee Report on Executive Compensation" and "Performance Graph", is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     In response to this Item, the information set forth in the Proxy Statement relating to the ownership of Common Stock by the directors, executive officers and principal stockholders of the Corporation under the headings "Voting Securities and Principal Holders" and "General Information and Nominees" is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

     In response to this Item, the information set forth in the Proxy Statement under the subheadings "General" and "Certain Other Relationships" under the heading "Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Pro forma financial information and the consolidated financial statements of the Corporation, including the notes thereto and independent auditors' report thereon, are set forth on pages P-1 through P-5 and pages C-1 through C-39, respectively, of the Annual Report, and are incorporated herein by reference. In addition, the audited historical financial statements of CoreStates, including the notes thereto, set forth in Exhibit 99(a) to this Form 10-K, and certain related independent auditors' reports set forth in Exhibits 99(b) and 99(c) to this Form 10-K, are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Corporation and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.








     (b) During the quarter ended December 31, 1997, Current Reports on Form 8-K, dated November 18, 1997, November 28, 1997, and December 2, 1997, were filed by the Corporation with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST UNION CORPORATION


Date: March 23, 1998
                                        By: Marion A. Cowell, Jr.
                                          -------------------------------------

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



              Signature                                         Capacity
------------------------------------   ----------------------------------------------------------
          EDWARD E. CRUTCHFIELD*       Chairman and Chief Executive Officer and Director
----------------------------------
            Edward E. Crutchfield

              ROBERT T. ATWOOD*        Executive Vice President and Chief Financial Officer
----------------------------------
               Robert T. Atwood

               JAMES H. HATCH*         Senior Vice President and Corporate Controller (Principal
----------------------------------     Accounting Officer)
               James H. Hatch

----------------------------------
                Edward E. Barr         Director

             G. ALEX BERNHARDT*        Director
----------------------------------
              G. Alex Bernhardt

              W. WALDO BRADLEY*        Director
----------------------------------
               W. Waldo Bradley

              ROBERT J. BROWN*         Director
----------------------------------
               Robert J. Brown

                A. DANO DAVIS*         Director
----------------------------------
                 A. Dano Davis
             R. STUART DICKSON*        Director
----------------------------------
              R. Stuart Dickson

                 B. F. DOLAN*          Director
----------------------------------
                  B. F. Dolan

              RODDEY DOWD, SR.*        Director
----------------------------------
          Roddey Dowd, Sr.

              Signature                 Capacity
------------------------------------   ---------
              JOHN R. GEORGIUS*        Director
----------------------------------
               John R. Georgius

                                       Director
----------------------------------
             Arthur M. Goldberg

         WILLIAM H. GOODWIN, JR.*      Director
----------------------------------
          William H. Goodwin, Jr.

             HOWARD H. HAWORTH*        Director
----------------------------------
              Howard H. Haworth

               FRANK M. HENRY*         Director
----------------------------------
                Frank M. Henry

            LEONARD G. HERRING*        Director
----------------------------------
             Leonard G. Herring

              JACK A. LAUGHERY*        Director
----------------------------------
               Jack A. Laughery

                 MAX LENNON*           Director
----------------------------------
                  Max Lennon

             RADFORD D. LOVETT*        Director
----------------------------------
              Radford D. Lovett

            MACKEY J. MCDONALD*        Director
----------------------------------
             Mackey J. McDonald

           MALCOLM S. MCDONALD*        Director
----------------------------------
             Malcolm S. McDonald

              JOSEPH NEUBAUER*         Director
----------------------------------
               Joseph Neubauer

           RANDOLPH N. REYNOLDS*       Director
----------------------------------
            Randolph N. Reynolds

                RUTH G. SHAW*          Director
----------------------------------
                 Ruth G. Shaw

         CHARLES M. SHELTON, SR.*      Director
----------------------------------
         Charles M. Shelton, Sr.

                   Signature                      Capacity
----------------------------------------------   ---------

                    LANTY L. SMITH*              Director
----------------------------------
                     Lanty L. Smith

               ANTHONY P. TERRACCIANO*           Director
----------------------------------
                Anthony P. Terracciano
                                                 Director
----------------------------------
                    Dewey L. Trogdon

                     JOHN D. UIBLE*              Director
----------------------------------
                      John D. Uible

                     B. J. WALKER*               Director
----------------------------------
                      B. J. Walker

  *By Marion A. Cowell, Jr., Attorney-in-Fact

                MARION A. COWELL, JR.
----------------------------------
                 Marion A. Cowell, Jr.

Date: March 23, 1998

                                 EXHIBIT INDEX



 Exhibit No.                          Description                                          Location
-------------   -------------------------------------------------------   ------------------------------------------
      (2)(a)    CoreStates acquisition agreement.                         Incorporated by reference to Exhibit (2)
                                                                          to the Corporation's Current Report on
                                                                          Form 8-K dated November 28, 1997.
                                                                          Omitted exhibits to be filed upon request
                                                                          of the Securities and Exchange Commission.
      (2)(b)    Signet acquisition agreement.                             Incorporated by reference to Exhibit (2)
                                                                          to the Corporation's Current Report on
                                                                          Form 8-K dated July 21, 1997. Omitted
                                                                          exhibits to be filed upon request of the
                                                                          Securities and Exchange Commission.
      (3)(a)    Articles of Incorporation of the Corporation, as          Incorporated by reference to Exhibit (4)
                amended.                                                  to the Corporation's 1990 First Quarter
                                                                          Report on Form 10-Q, to Exhibit (99)(a)
                                                                          to the Corporation's 1993 First Quarter
                                                                          Report on Form 10-Q, to Exhibit (4) to
                                                                          the Corporation's Current Report on
                                                                          Form 8-K dated January 10, 1996, and
                                                                          to the Articles of Amendment dated
                                                                          March 4, 1998 filed herewith.
      (3)(b)    Bylaws of the Corporation, as amended.                    Incorporated by reference to Exhibit
                                                                          (3)(b) to the Corporation's 1995 Annual
                                                                          Report on Form 10-K.
      (4)(a)    Instruments defining the rights of the holders of the     *
                Corporation's long-term debt.
      (4)(b)    The Corporation's Amended and Restated Shareholder        Incorporated by reference to Exhibit (4)
                Protection Rights Agreement.                              to the Corporation's Current Report on
                                                                          Form 8-K dated October 16, 1996.
     (10)(a)    The Corporation's Amended and Restated Management         Incorporated by reference to Exhibit
                Incentive Plan.                                           (10)(a) to the Corporation's 1995 Annual
                                                                          Report on Form 10-K.
     (10)(b)    The Corporation's Deferred Compensation Plan for          Incorporated by reference to Exhibit
                Officers.                                                 (10)(b) to the Corporation's 1988 Annual
                                                                          Report on Form 10-K.
     (10)(c)    The Corporation's Deferred Compensation Plan for          Incorporated by reference to Exhibit
                Non-Employee Directors.                                   (10)(c) to the Corporation's 1989 Annual
                                                                          Report on Form 10-K.
     (10)(d)    The Corporation's Contract Executive Deferred             Filed herewith.
                Compensation Plan.
     (10)(e)    The Corporation's Supplemental Executive Long-Term        Incorporated by reference to Exhibit
                Disability Plan.                                          (10)(d) to the Corporation's 1988 Annual
                                                                          Report on Form 10-K.
     (10)(f)    The Corporation's Supplemental Retirement Plan.           Incorporated by reference to Exhibit
                                                                          (10)(f) to the Corporation's 1988 Annual
                                                                          Report on Form 10-K.
     (10)(g)    The Corporation's Retirement Plan for Non-Employee        Incorporated by reference to Exhibit
                Directors.                                                (10)(g) to the Corporation's 1988 Annual
                                                                          Report on Form 10-K.
     (10)(h)    The Corporation's 1984 Master Stock Compensation          Incorporated by reference to Exhibit (28)
                Plan.                                                     to the Corporation's Registration
                                                                          Statement No. 33-47447.

  (10)(i)        The Corporation's 1988 Master Stock Compensation       Incorporated by reference to Exhibit (28)
                 Plan.                                                  to the Corporation's Registration
                                                                        Statement No. 33-47447.
  (10)(j)        The Corporation's 1992 Master Stock Compensation       Incorporated by reference to Exhibit (28)
                 Plan.                                                  to the Corporation's Registration
                                                                        Statement No. 33-47447.
  (10)(k)        Employment Agreement between the Corporation and       Incorporated by reference to Exhibit
                 Edward E. Crutchfield.                                 (10)(k) to the Corporation's 1994 Annual
                                                                        Report on Form 10-K.
  (10)(l)        Management Restricted Stock Award Agreement.           Incorporated by reference to Exhibit (10)
                                                                        to the Corporation's 1997 Second Quarter
                                                                        Report on Form 10-Q.
  (10)(m)        The Corporation's Management Long-Term Cash            Incorporated by reference to Exhibit
                 Incentive Plan.                                        (10)(m) to the Corporation's 1992 Annual
                                                                        Report on Form 10-K.
  (10)(n)        Employment Agreement between the Corporation and       Incorporated by reference to Exhibit
                 Anthony P. Terracciano.                                (99)(c) to the Corporation's Registration
                                                                        Statement No. 33-62307.
  (10)(o)        Employment Agreement between the Corporation and       Incorporated by reference to Exhibit (10)
                 John R. Georgius.                                      to Amendment No. 1 to the Corporation's
                                                                        Registration Statement No. 33-60835.
  (10)(p)        The Corporation's Elective Deferral Plan.              Incorporated by reference to Exhibit (4)
                                                                        to the Corporation's Registration
                                                                        Statement No. 33-60913.
  (10)(q)        The Corporation's 1996 Master Stock Compensation       Incorporated by reference to Exhibit (10)
                 Plan.                                                  to the Corporation's 1996 First Quarter
                                                                        Report on Form 10-Q.
  (10)(r)        Employment Agreement between the Corporation and       Incorporated by reference to Exhibit
                 Malcolm S. McDonald.                                   (99)(d) to the Corporation's Registration
                                                                        Statement No. 333-36839.
  (10)(s)        Employment Agreement between the Corporation and       Incorporated by reference to Exhibit
                 Terrance A. Larsen.                                    (99)(c) to the Corporation's Registration
                                                                        Statement No. 333-44015.
  (12)           Computations of Consolidated Ratios of Earnings to     Filed herewith.
                 Fixed Charges.
  (13)           The Corporation's 1997 Annual Report to                Filed herewith.
                 Stockholders.**
  (21)           List of the Corporation's subsidiaries.                Filed herewith.
  (23)(a)        Consent of KPMG Peat Marwick LLP.                      Filed herewith.
  (23)(b)        Consent of Ernst & Young LLP.                          Filed herewith.
  (23)(c)        Consent of KPMG Peat Marwick LLP.                      Filed herewith.
  (23)(d)        Consent of KPMG Peat Marwick LLP.                      Filed herewith.
  (24)           Power of Attorney.                                     Filed herewith.
  (27)(a)        The Corporation's Financial Data Schedule- 1997.***
  (27)(b)        The Corporation's Financial Data Schedule- 1996.***
  (27)(c)        The Corporation's Financial Data Schedule- 1995.***
  (99)(a)        CoreStates Historical Financial Information.           Filed herewith.
  (99)(b)        Independent Auditors' Report of KPMG Peat Marwick      Filed herewith.
                 LLP.

  (99)(c)        Independent Auditors' Report of KPMG Peat              Filed herewith.
                 Marwick LLP.

---------
 * The Corporation agrees to furnish to the Securities and Exchange Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its subsidiaries.
** Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of such Form 10-K.
*** Filing by Electronic Data Gathering, Analysis and Retrieval System only.