Form 10-Q
period 1998-03-31
FIRST UNION CORP
filed 1998-05-14
CIK 36995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


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


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                              ----    ----


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


 629,237,671 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 27, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     First Union Corporation (the "Corporation" or "FUNC") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

     The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation incorporates by reference those factors included in the Corporation's Current Reports on Form 8-K dated July 21, 1997, August 20, 1997, November 18, 1997, November 28, 1997, and December 2, 1997. The
Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.


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

                   FIRST UNION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at March 31, 1998, March 31, 1997, and December 31, 1997, respectively, set forth on page T-22 of the Corporation's First Quarter Financial Supplement for the three months ended March 31, 1998 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of the Corporation and subsidiaries for the three months ended March 31, 1998 and 1997, set forth on page T-23 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the three months ended March 31, 1998 and 1997, set forth on page T-24 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information related to the Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures can be found in Exhibit 13(b) of the Corporation's 1997 Annual Report on Form 10-K in Notes to Consolidated Financial Statements in Note 11 on page C-23, and is incorporated herein by reference.

                           Part II. OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 22, P-1 through P-4 and T-1 through T-24 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


Item 4. Submission of Matters to a Vote of Security Holders.

     At a Special Meeting of the Stockholders of the Corporation held on February 27, 1998, the following proposals were approved by the holders of the Corporation's common stock voting as indicated:

1. Proposal to approve the Agreement and Plan of Mergers, dated as of November 18, 1997, by and between CoreStates Financial Corp ("CFC") and the Corporation pursuant to which, among other things, (i) CFC will merge with and into the Corporation, and (ii) each outstanding share of CFC common stock will be converted into 1.62 shares of the Corporation's common stock, all as more fully described in the Joint Proxy Statement/ Prospectus, dated January 9, 1998:

            FOR                 AGAINST                ABSTAIN
          457,042,091         10,299,597              3,933,778

2. Proposal to approve an amendment to the Corporation's Articles of Incorporation to increase the number of shares of the Corporation's common stock that the Corporation is authorized to issue from 750,000,000 to 2,000,000,000:

            FOR                 AGAINST                ABSTAIN
          446,347,497         19,723,867             5,204,102

     At the Annual Meeting of the Stockholders of the Corporation held on April 21, 1998, the following proposals were approved by the holders of the Corporation's common stock voting as indicated:

1. Proposal to elect the following individuals as directors of the Corporation:



                                     FOR         WITHHELD
         Class III directors:
         Edward E. Barr ....... 532,265,084     1,729,859
         G. Alex Bernhardt .... 532,046,752     1,948,191
         W. Waldo Bradley ..... 532,334,003     1,660,940
         Norwood H. Davis, Jr.  532,175,536     1,819,407
         John R. Georgius ..... 532,297,276     1,697,667
         Frank M. Henry ....... 532,289,360     1,705,583
         Lanty L. Smith ....... 532,216,052     1,778,891
         Class I director:
         Malcolm S. McDonald .. 532,285,299     1,709,644
         Class II director:
         B.F. Dolan ........... 532,253,198     1,741,745

2. Proposal to approve the Corporation's 1998 Stock Incentive Plan:

            FOR                AGAINST               ABSTAIN
        345,073,801          125,718,654            6,480,673

3. Proposal to approve the Corporation's 1998 Employee Stock Purchase Plan:

            FOR                AGAINST               ABSTAIN
        449,089,414           13,638,170            5,088,741

4. Proposal to approve the Corporation's 1999 Employee Stock Plan:

            FOR                AGAINST               ABSTAIN
        437,793,468           33,424,941           5,932,699

5. Proposal to ratify the appointment of KPMG Peat Marwick LLP as auditors for the Corporation:

             FOR               AGAINST               ABSTAIN
        529,726,395           1,126,039             3,142,509

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.



   Exhibit No.                                    Description
---------------- ----------------------------------------------------------------------------
          (4)    Instruments defining the rights of security holders, including indentures.*
       (12)      Computations of Consolidated Ratios of Earnings to Fixed Charges.
       (19)      The Corporation's First Quarter 1998 Financial Supplement.
       (27) (a)  The Corporation's Financial Data Schedule.**
       (27) (b)  The Corporation's Financial Data Schedules.**

---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

    (b) Reports on Form 8-K.

    During the quarter ended March 31, 1998, a Current Report on Form 8-K, dated January 22, 1998, was filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIRST UNION CORPORATION

Date: May 14, 1998

                                        By /s/ James H. Hatch
                                           ------------------------------------
                                           James H. Hatch
                                           Senior Vice President and Corporate
                                           Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



   Exhibit No.                                    Description
---------------- ---------------------------------------------------------------
          (4)    Instruments defining the rights of security holders, including indentures.*
       (12)      Computations of Consolidated Ratios of Earnings to Fixed Charges.
       (19)      The Corporation's First Quarter 1998 Financial Supplement.
       (27) (a)  The Corporation's Financial Data Schedule.**
       (27) (b)  The Corporation's Financial Data Schedules.**

---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.