Form 10-Q
period 1998-06-30
FIRST UNION CORP
filed 1998-08-14
CIK 36995

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

For the quarterly period ended June 30, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


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


 989,417,385 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation incorporates by reference those factors included in the Corporation's Current Reports on Form 8-K dated July 21, 1997, August 20, 1997, November 18, 1997, November 28, 1997, and December 2, 1997 and the Corporation's Registration Statement on Form S-4 (Reg. No. 333-44015). The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.


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

                   FIRST UNION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at June 30, 1998, June 30, 1997, and December 31, 1997, respectively, set forth on page T-28 of the Corporation's Second Quarter Financial Supplement for the six months ended June 30, 1998 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of the Corporation and subsidiaries for the three and six months ended June 30, 1998 and 1997, set forth on pages T-29 and T-30, respectively, of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the six months ended June 30, 1998 and 1997, set forth on page T-31 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Information related to the Guaranteed Preferred Beneficial Interests in Corporation's Junior Subordinated Deferrable Interest Debentures can be found in Exhibit (99)(a) of the Corporation's 1997 Supplemental Annual Report contained in the Corporation's Current Report on Form 8-K dated May 26, 1998, in Notes to Consolidated Financial Statements in Note 11 on page C-26, and is incorporated herein by reference.

                           Part II. OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 22 and T-1 through T-31 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


Item 4. Submission of Matters to a Vote of Security Holders.

     Information relating to certain proposals voted on at the annual meeting of the stockholders of the Corporation held on April 21, 1998, is set forth under Item 4 in the Corporation's 1998 First Quarter Report on Form 10-Q and incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.



 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
      (4)     Instruments defining the rights of security holders, including indentures.*
     (10)     The Corporation's 1998 Stock Incentive Plan.
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Second Quarter 1998 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**

---------
 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.

     During the quarter ended June 30, 1998, Current Reports on Form 8-K, dated April 15, 1998, April 23, 1998, May 7, 1998, May 26, 1998, and June 8, 1998,
were filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIRST UNION CORPORATION

Date: August 14, 1998

                                        By James H. Hatch
                                           -----------------------------------
                                           Senior Vice President and Corporate
                                           Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
      (4)     Instruments defining the rights of security holders, including indentures.*
     (10)     The Corporation's 1998 Stock Incentive Plan.
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Second Quarter 1998 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**

---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.