Form 10-Q
period 1998-09-30
FIRST UNION CORP
filed 1998-11-13
CIK 36995

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

For the quarterly period ended September 30, 1998
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


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


 990,755,404 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 1998.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     These forward-looking statements include, among others, statements with respect to the Corporation's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties, and are subject to change based on various factors (many of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

     The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation incorporates by reference those factors included in the Corporation's previously filed Current Reports on Form 8-K and the Corporation's Registration Statement on Form S-4 (Reg. No. 333-44015). The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.


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

                   FIRST UNION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at September 30, 1998, September 30, 1997, and December 31, 1997, respectively, set forth on page T-25 of the Corporation's Third Quarter Financial Supplement for the nine months ended September 30, 1998 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of the Corporation and subsidiaries for the three and nine months ended September 30, 1998 and 1997, set forth on pages T-26 and T-27, respectively, of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the nine months ended September 30, 1998 and 1997, set forth on page T-28 of the Financial Supplement, are incorporated herein by reference.


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

                           Part II. OTHER INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 25 and T-1 through T-28 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.



 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
      (3)     The Corporation's Amended and Restated Articles of Incorporation.
      (4)     Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Third Quarter 1998 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**

---------
 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.

     During the quarter ended September 30, 1998, no Current Reports on Form 8-K were filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIRST UNION CORPORATION

Date: November 13, 1998

                                        By: /s/ JAMES H. HATCH
                                            ----------------------------------
                                            James H. Hatch
                                            Senior Vice President and Corporate
                                            Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
      (3)     The Corporation's Amended and Restated Articles of Incorporation.
      (4)     Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Third Quarter 1998 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**

---------
 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.