Form 10-K
period 1998-12-31
FIRST UNION CORP
filed 1999-03-16
CIK 36995

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
                                  -----------
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") for the fiscal year ended
     December 31, 1998
                                      OR

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

                                  -----------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

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

Yes      No
    ---     ---
                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     As of January 31, 1999, there were 966,915,734 shares of the registrant's common stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $52.50 per share on the NYSE on such date, the aggregate market value of the registrant's common stock held by those persons deemed by the registrant to be nonaffiliates was approximately $50 billion.
                                  -----------
               DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K


                      INCORPORATED DOCUMENTS                             WHERE INCORPORATED IN FORM 10-K
       ---------------------------------------------------   ------------------------------------------------------
  1.   Certain portions of the Corporation's Annual          Part I -- Items 1 and 2; Part II -- Items 5, 6, 7, 7A
       Report to Stockholders for the year ended             and 8.
       December 31, 1998 ("Annual Report").
  2.   Certain portions of the Corporation's Proxy           Part III -- Items 10, 11, 12 and 13.
       Statement for the Annual Meeting of Stockholders
       to be held on April 20, 1999 ("Proxy Statement").

--------------------------------------------------------------------------------
================================================================================

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

     THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS WITH RESPECT TO THE CORPORATION'S BELIEFS, PLANS, OBJECTIVES, GOALS, EXPECTATIONS, ANTICIPATIONS, ESTIMATES AND INTENTIONS THAT ARE SUBJECT TO SIGNIFICANT RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON VARIOUS FACTORS (MANY OF WHICH ARE BEYOND THE CORPORATION'S CONTROL). THE WORDS "MAY", "COULD", "SHOULD", "WOULD", "BELIEVE", "ANTICIPATE", "ESTIMATE", "EXPECT", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE CORPORATION'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THAT EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE CORPORATION CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM (THE "FEDERAL RESERVE BOARD"); INFLATION; INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF COMPETITIVE NEW PRODUCTS AND SERVICES BY THE CORPORATION AND THE ACCEPTANCE OF SUCH PRODUCTS AND SERVICES BY CUSTOMERS; THE WILLINGNESS OF CUSTOMERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE CORPORATION'S PRODUCTS AND SERVICES AND VICE VERSA; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES; FUTURE ACQUISITIONS; THE GROWTH AND PROFITABILITY OF THE CORPORATION'S NONINTEREST OR FEE INCOME BEING LESS THAN EXPECTED; UNANTICIPATED REGULATORY OR JUDICIAL PROCEEDINGS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE CORPORATION AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

     THE CORPORATION CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE CORPORATION INCORPORATES BY REFERENCE THOSE FACTORS INCLUDED IN THE CORPORATION'S PREVIOUSLY FILED CURRENT REPORTS ON FORM 8-K. THE CORPORATION DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE CORPORATION.


ITEM 1. BUSINESS.

GENERAL

     The Corporation was incorporated under the laws of North Carolina in 1967 and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pursuant to a corporate reorganization in 1968, a predecessor of First Union National Bank ("FUNB") and First Union Mortgage Corporation, a mortgage banking firm acquired by such predecessor in 1964, became subsidiaries of the Corporation.

     The Corporation provides a wide range of commercial and retail banking and trust services through full-service banking offices in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia and Washington, D.C. Such offices are operated by FUNB, based in Charlotte, North Carolina, except in Delaware, where such offices are operated by First Union Bank of Delaware. The Corporation also provides various other financial services, including mortgage banking, credit card, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries.

     The Corporation's principal executive offices are located at One First Union Center, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

     Since the 1985 Supreme Court decision upholding regional interstate banking legislation, the Corporation has concentrated its efforts on building a large, diversified financial services organization, primarily doing business in the eastern region of the United States. Since November 1985, the Corporation has completed over 75 banking-related acquisitions. In 1998, the Corporation acquired Wheat First Butcher Singer, Inc., a Virginia-based broker-dealer, CoreStates Financial Corp ("CoreStates"), a Pennsylvania-based bank holding company, Bowles Hollowell Conner & Co., a North Carolina-based investment bank, and The Money Store, Inc. ("TMSI") a California-based sub-prime lender.

     Additional information with respect to the CoreStates acquisition, the TMSI acquisition and certain other acquisitions is set forth in the Annual Report on page 9 and in Note 2 on pages C-12 through C-14 and incorporated herein by reference.

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

     Additional information relating to the business of the Corporation and its subsidiaries is set forth on pages 9 through 13, Table 4 on pages T-3 through T-6 and in Note 9 on page C-22 in the Annual Report and incorporated herein by reference. Information relating to the Corporation only is set forth in Note 16 on pages C-34 through C-37 in the Annual Report and incorporated herein by reference.


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

     Under the foregoing dividend restrictions and certain restrictions applicable to certain of the Corporation's nonbanking subsidiaries, as of December 31, 1998, the Corporation's subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $1.3 billion to the Corporation during 1999. In 1998, the Corporation's subsidiaries paid $251 million in cash dividends to the Corporation.

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


     CAPITAL ADEQUACY

     Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital"). At December 31, 1998, the Corporation's tier 1 capital and total capital ratios were 6.94 percent and 11.12 percent, respectively.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Corporation's leverage ratio at December 31, 1998, was 6.02 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio or tier 1 leverage ratio applicable to it.

     Each of the Corporation's subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of the Corporation's subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of the bank subsidiaries of the Corporation are set forth in Table 17 on page T-19 in the Annual Report and incorporated herein by reference.


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

     Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1998, all of the Corporation's deposit-taking subsidiary banks had capital levels that qualify them as being "well capitalized" under such regulations.

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

     ADDITIONAL INFORMATION
     Additional information related to certain accounting and regulatory matters is set forth on pages 25 and 26 in the Annual Report and incorporated herein by reference.


ITEM 2. PROPERTIES.
     As of December 31, 1998, the Corporation and its subsidiaries owned 1,372 locations and leased 2,352 locations in 44 states, Washington, D.C., and 29 foreign countries from which their business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as the administrative headquarters of the Corporation and most of its subsidiaries. Additional information relating to the Corporation's lease commitments is set forth in Note 14 on page C-31 in the Annual Report and incorporated herein by reference.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Corporation's common stock is listed on the NYSE. Table 6 on page T-8 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 1998, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. Such prices have been adjusted to reflect a two-for-one stock split effected in the form of a 100 percent common stock dividend paid on July 31, 1997, to stockholders of record on July 1, 1997. As of December 31, 1998, there were 146,775 holders of record of the common stock.

     Subject to the prior rights of holders of any outstanding shares of the Corporation's preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by the Board of Directors of the Corporation (the "Board") and, in the event of dissolution and liquidation, to receive the net assets of the Corporation remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Corporation and its subsidiaries is set forth above under "Business -- Supervision and Regulation; PAYMENT OF DIVIDENDS" and in Note 16 on page C-34 in the Annual Report and incorporated herein by reference.

     Each outstanding share of common stock currently has attached to it one right (a "Right") issued pursuant to an Amended and Restated Shareholder Protection Rights Agreement (the "Rights Agreement"). Each Right entitles its registered holder to purchase one one-hundredth of a share of a junior participating series of the Corporation's Class A preferred stock designed to have economic and voting terms similar to those of one share of common stock, for $105.00, subject to adjustment (the "Rights Exercise Price"), but only after the earlier to occur (the "Separation Time") of: (i) the tenth business day (subject to extension) after any person (an "Acquiring Person") (x) commences a tender or exchange offer, which, if consummated, would result in such person becoming the beneficial owner of 15 percent or more of the outstanding shares of common stock, or (y) is determined by the Federal Reserve Board to "control" the Corporation within the meaning of the BHCA, subject to certain exceptions; and (ii) the tenth business day after the first date (the "Flip-in Date") of a public announcement by the Corporation that a person has become an Acquiring Person. The Rights will not trade separately from the shares of common stock unless and until the Separation Time occurs.

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

     In the event that prior to the Expiration Time a Flip-in Date occurs, the Corporation will take such action as shall be necessary to ensure and provide that each Right (other than Rights beneficially owned by an Acquiring Person or any affiliate, associate or transferee thereof, which Rights shall become void) shall constitute the right to purchase, from the Corporation, shares of common stock having an aggregate market price equal to twice the Rights Exercise Price for an amount in cash equal to the then current Rights Exercise Price. In addition, the Board may, at its option, at any time after a Flip-in Date, elect to exchange all of the then outstanding Rights for shares of common stock, at an exchange ratio of two shares of common stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the Separation Time (the "Rights Exchange Rate"). Immediately upon such action by the Board (the "Exchange Time"), the right to exercise the Rights will terminate, and each Right will thereafter represent only the right to receive a number of shares of common stock equal to the Rights Exchange Rate. If the Corporation becomes obligated to issue shares of common stock upon exercise of or in exchange for Rights, the Corporation, at its option, may substitute therefor shares of junior participating Class A preferred stock upon exercise of each Right at a rate of two one-hundredths of a share of junior participating Class A preferred stock upon the exchange of each Right.

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

     The Rights will not prevent a takeover of the Corporation. The Rights, however, may cause substantial dilution to a person or group that acquires 15 percent or more of the common stock (or that acquires "control" of the Corporation within the meaning of the BHCA) unless the Rights are first redeemed or terminated by the Board. Nevertheless, the Rights should not interfere with a transaction that is in the best interests of the Corporation and its stockholders because the Rights can be redeemed or terminated, as hereinabove described, before the consummation of such transaction.

     The complete terms of the Rights are set forth in the Rights Agreement. The foregoing description of the Rights and the Rights Agreement is qualified in its entirety by reference to such document. A copy of the Rights Agreement can be obtained upon written request to the Rights Agent, First Union National Bank, 1525 West W. T. Harris Blvd., 363, Charlotte, North Carolina 28288-1153.

     Additional information relating to the Corporation's common stock is set forth in Note 8 on page C-20 in the Annual Report and incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

     In response to this Item, the information set forth in Table 1 on page T-1 in the Annual Report is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     In response to this Item, the information set forth on pages 7 through 27 and pages T-1 through T-27 in the Annual Report is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In response to this Item, the information set forth on pages 22 through 24, pages T-20 through T-25 and pages C-29 through C-31 in the Annual Report is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     In response to this Item, the information set forth in Table 6 on page T-8 and on pages C-1 through C-37 in the Annual Report is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The executive officers of the Corporation are elected to their offices for one year terms at the meeting of the Board in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected on such date. The names of each of the executive officers of the Corporation in office on December 31, 1998, their ages, their positions with the Corporation on such date, and, if different, their business experience during the past five years, are as follows:

     Edward E. Crutchfield (57). Chairman and Chief Executive Officer. Also, a director of the Corporation.

     John R. Georgius (54). President, since January 1998, and Chief Operating Officer, since October 1998. Previously, Vice Chairman, from January 1996 to January 1998, and President, from June 1990 to January 1996. Also, a director of the Corporation.

     Charles L. Coltman (56). Vice Chairman, since October 1998. Previously, Executive Vice President from April 1998 to October 1998. Formerly, Vice Chairman, CoreStates, from April 1996 to April 1998, and President and Chief Operating Officer, CoreStates, from August 1994 to April 1996.

     G. Kennedy Thompson (48). Vice Chairman, since October 1998. Previously, Executive Vice President, from November 1996 to October 1998, and President, First Union-Florida, prior to November 1996.

     B. J. Walker (68). Vice Chairman.

     Robert T. Atwood (58). Executive Vice President and Chief Financial
     Officer.

     Marion A. Cowell, Jr. (64). Executive Vice President, Secretary and General Counsel.

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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The consolidated financial statements of the Corporation, including the notes thereto and independent auditors' report thereon, are set forth on pages C-1 through C-37 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Corporation and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

     (b) During the quarter ended December 31, 1998, no Current Reports on Form 8-K, were filed by the Corporation with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRST UNION CORPORATION


Date: March 16, 1999
                                        By:  MARION A. COWELL, JR.
                                           -------------------------------------
                                             MARION A. COWELL, JR.
                                             EXECUTIVE VICE PRESIDENT,
                                             SECRETARY AND GENERAL COUNSEL

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



              SIGNATURE                                         CAPACITY
------------------------------------   ----------------------------------------------------------
        EDWARD E. CRUTCHFIELD*         Chairman and Chief Executive Officer and Director
----------------------------------
        EDWARD E. CRUTCHFIELD

          ROBERT T. ATWOOD*            Executive Vice President and Chief Financial Officer
----------------------------------
          ROBERT T. ATWOOD

           JAMES H. HATCH*             Senior Vice President and Corporate Controller (Principal
----------------------------------     Accounting Officer)
           JAMES H. HATCH

            EDWARD E. BARR*            Director
----------------------------------
            EDWARD E. BARR

          G. ALEX BERNHARDT, SR.*      Director
----------------------------------
          G. ALEX BERNHARDT, SR.

          W. WALDO BRADLEY*            Director
----------------------------------
          W. WALDO BRADLEY

          ROBERT J. BROWN*             Director
----------------------------------
          ROBERT J. BROWN

                                       Director
----------------------------------
           A. DANO DAVIS

       NORWOOD H. DAVIS, JR.*          Director
----------------------------------
        NORWOOD H. DAVIS, JR.

         R. STUART DICKSON*            Director
----------------------------------
         R. STUART DICKSON

                                       Director
----------------------------------
            B. F. DOLAN


              SIGNATURE                 CAPACITY
------------------------------------   ---------
          RODDEY DOWD, SR.*            Director
----------------------------------
          RODDEY DOWD, SR.

          JOHN R. GEORGIUS*            Director
----------------------------------
          JOHN R. GEORGIUS

         ARTHUR M. GOLDBERG*           Director
----------------------------------
         ARTHUR M. GOLDBERG

       WILLIAM H. GOODWIN, JR.*        Director
----------------------------------
       WILLIAM H. GOODWIN, JR.

           FRANK M. HENRY*             Director
----------------------------------
           FRANK M. HENRY

          ERNEST E. JONES*             Director
----------------------------------
          ERNEST E. JONES
                                       Director
----------------------------------
         TERRENCE A. LARSEN

           HERBERT LOTMAN*             Director
----------------------------------
           HERBERT LOTMAN

                                       Director
----------------------------------
          RADFORD D. LOVETT

          MACKEY J. MCDONALD*          Director
----------------------------------
          MACKEY J. MCDONALD

         MALCOLM S. MCDONALD*          Director
----------------------------------
         MALCOLM S. MCDONALD

         PATRICIA A. MCFATE*           Director
----------------------------------
         PATRICIA A. MCFATE

          JOSEPH NEUBAUER*             Director
----------------------------------
           JOSEPH NEUBAUER

         RANDOLPH N. REYNOLDS*         Director
----------------------------------
         RANDOLPH N. REYNOLDS

       JAMES M. SEABROOK*              Director
----------------------------------
       JAMES M. SEABROOK


            SIGNATURE                   CAPACITY
------------------------------------   ---------
        RUTH G. SHAW*                  Director
------------------------------------
        RUTH G. SHAW

   CHARLES M. SHELTON, SR.*            Director
------------------------------------
   CHARLES M. SHELTON, SR.

      LANTY L. SMITH*                  Director
------------------------------------
      LANTY L. SMITH


  *By Marion A. Cowell, Jr., Attorney-in-Fact

      MARION A. COWELL, JR.
------------------------------------
      MARION A. COWELL, JR.


Date: March 16, 1999

                                 EXHIBIT INDEX



 EXHIBIT NO.                           DESCRIPTION                                          LOCATION
-------------   --------------------------------------------------------   ------------------------------------------
        (2)     CoreStates acquisition agreement.                          Incorporated by reference to Exhibit (2)
                                                                           to the Corporation's Current Report on
                                                                           Form 8-K dated November 28, 1997.
                                                                           Omitted exhibits to be filed upon request
                                                                           of the Securities and Exchange
                                                                           Commission.
      (3)(a)    Restated Articles of Incorporation of the Corporation.     Incorporated by reference to Exhibit (4)
                                                                           to the Corporation's 1998 Third Quarter
                                                                           Report on Form 10-Q.
      (3)(b)    Bylaws of the Corporation, as amended.                     Incorporated by reference to Exhibit
                                                                           (3)(b) to the Corporation's 1995 Annual
                                                                           Report on Form 10-K.
      (4)(a)    Instruments defining the rights of the holders of the      *
                Corporation's long-term debt.
      (4)(b)    The Corporation's Amended and Restated Shareholder         Incorporated by reference to Exhibit (4)
                Protection Rights Agreement.                               to the Corporation's Current Report on
                                                                           Form 8-K dated October 16, 1996.
     (10)(a)    The Corporation's Amended and Restated Management          Incorporated by reference to Exhibit
                Incentive Plan.                                            (10)(a) to the Corporation's 1995 Annual
                                                                           Report on Form 10-K.
     (10)(b)    The Corporation's Deferred Compensation Plan for           Incorporated by reference to Exhibit
                Officers.                                                  (10)(b) to the Corporation's 1988 Annual
                                                                           Report on Form 10-K.
     (10)(c)    The Corporation's Deferred Compensation Plan for           Incorporated by reference to Exhibit
                Non-Employee Directors.                                    (10)(c) to the Corporation's 1989 Annual
                                                                           Report on Form 10-K.
     (10)(d)    The Corporation's Contract Executive Deferred              Incorporated by reference to Exhibit
                Compensation Plan.                                         (10)(d) to the Corporation's 1997 Annual
                                                                           Report on Form 10-K.
     (10)(e)    The Corporation's Supplemental Executive Long-Term         Incorporated by reference to Exhibit
                Disability Plan.                                           (10)(d) to the Corporation's 1988 Annual
                                                                           Report on Form 10-K.
     (10)(f)    The Corporation's Supplemental Retirement Plan.            Incorporated by reference to Exhibit
                                                                           (10)(f) to the Corporation's 1988 Annual
                                                                           Report on Form 10-K.
     (10)(g)    The Corporation's Retirement Plan for Non-Employee         Incorporated by reference to Exhibit
                Directors.                                                 (10)(g) to the Corporation's 1988 Annual
                                                                           Report on Form 10-K.
     (10)(h)    The Corporation's 1984 Master Stock Compensation           Incorporated by reference to Exhibit (28)
                Plan.                                                      to the Corporation's Registration
                                                                           Statement No. 33-47447.
     (10)(i)    The Corporation's 1988 Master Stock Compensation           Incorporated by reference to Exhibit (28)
                Plan.                                                      to the Corporation's Registration
                                                                           Statement No. 33-47447.
     (10)(j)    The Corporation's 1992 Master Stock Compensation           Incorporated by reference to Exhibit (28)
                Plan.                                                      to the Corporation's Registration
                                                                           Statement No. 33-47447.

  (10)(k)        Employment Agreement between the Corporation and           Incorporated by reference to Exhibit
                 Edward E. Crutchfield.                                     (10)(k) to the Corporation's 1994 Annual
                                                                            Report on Form 10-K.
  (10)(l)        Management Restricted Stock Award Agreement.               Incorporated by reference to Exhibit (10)
                                                                            to the Corporation's 1997 Second Quarter
                                                                            Report on Form 10-Q.
  (10)(m)        The Corporation's Management Long-Term Cash                Incorporated by reference to Exhibit
                 Incentive Plan.                                            (10)(m) to the Corporation's 1992 Annual
                                                                            Report on Form 10-K.
  (10)(n)        Employment Agreement between the Corporation and           Incorporated by reference to Exhibit
                 Anthony P. Terracciano.                                    (99)(c) to the Corporation's Registration
                                                                            Statement No. 33-62307.
  (10)(o)        Employment Agreement between the Corporation and           Incorporated by reference to Exhibit (10)
                 John R. Georgius.                                          to Amendment No. 1 to the Corporation's
                                                                            Registration Statement No. 33-60835.
  (10)(p)        The Corporation's Elective Deferral Plan.                  Incorporated by reference to Exhibit (4)
                                                                            to the Corporation's Registration
                                                                            Statement No. 33-60913.
  (10)(q)        The Corporation's 1996 Master Stock Compensation           Incorporated by reference to Exhibit (10)
                 Plan.                                                      to the Corporation's 1996 First Quarter
                                                                            Report on Form 10-Q.
  (10)(r)        Employment Agreement between the Corporation and           Incorporated by reference to Exhibit
                 Malcolm S. McDonald.                                       (99)(d) to the Corporation's Registration
                                                                            Statement No. 333-36839.
  (10)(s)        Employment Agreement between the Corporation and           Incorporated by reference to Exhibit
                 Terrance A. Larsen.                                        (99)(c) to the Corporation's Registration
                                                                            Statement No. 333-44015.
  (10)(t)        The Corporation's 1998 Stock Incentive Plan.               Incorporated by reference to Exhibit (10)
                                                                            to the Corporation's 1998 Second Quarter
                                                                            Report on Form 10-Q.
  (12)           Computations of Consolidated Ratios of Earnings to         Filed herewith.
                 Fixed Charges.
  (13)           The Corporation's 1998 Annual Report to                    Filed herewith.
                 Stockholders.**
  (21)           List of the Corporation's subsidiaries.                    Filed herewith.
  (23)           Consent of KPMG LLP.                                       Filed herewith.
  (24)           Power of Attorney.                                         Filed herewith.
  (27)           The Corporation's Financial Data Schedule.***
  (99)           Business Segments for each of the eight quarters ended     Filed herewith.
                 December 31, 1998.

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