Form 10-Q
period 1999-03-31
FIRST UNION CORP
filed 1999-05-05
CIK 36995

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

For the quarterly period ended March 31, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934


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


967,899,445 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     These forward-looking statements include, among others, statements with respect to the Corporation's beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Corporation and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Corporation's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions; the growth and profitability of the Corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

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

                   FIRST UNION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at March 31, 1999, March 31, 1998, and December 31, 1998, respectively, set forth on page T-22 of the Corporation's First Quarter Financial Supplement for the three months ended March 31, 1999 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of the Corporation and subsidiaries for the three months ended March 31, 1999 and 1998, set forth on page T-23 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the three months ended March 31, 1999 and 1998, set forth on page T-24 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 20 and T-1 through T-24 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

     In the first quarter of 1999, in connection with its stock repurchase program, the Corporation sold 14 million shares of its common stock at a price of $50.00 per share to an investment banking firm. In connection therewith, the Corporation agreed to repurchase the 14 million shares or otherwise settle the contract, at the Corporation's option, at $50.00 per share (subject to adjustment for interest costs) later in 1999. The offer and sale of the shares of common stock by the Corporation were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.


Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of the Stockholders of the Corporation held on April 20, 1999, the following proposals were approved by the holders of the Corporation's common stock voting as indicated:

1. Proposal to elect the following individuals as directors of the Corporation:



                                     FOR           WITHHELD
  Class I directors:
  Erksine B. Bowles ........... 806,358,031      14,955,606
  Robert J. Brown ............. 807,980,311      13,333,326
  Edward E. Crutchfield ....... 812,565,543       8,748,094
  James E.S. Hynes ............ 813,152,857       8,160,781
  Herbert Lotman .............. 812,517,919       8,795,718
  Patricia A. McFate .......... 812,678,717       8,634,920
  Joseph Neubauer ............. 813,027,370       8,286,125
  Ruth G. Shaw ................ 812,749,099       8,564,396
  Charles M. Shelton, Jr. ..... 808,587,561      12,725,934
  Class II director:
  R. Stuart Dickson ........... 813,024,793       8,288,703

2. Proposal to ratify the appointment of KPMG LLP as auditors for the Corporation in 1999:


         FOR             AGAINST       ABSTAIN
  815,342,211          2,010,361     3,967,099

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.



 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
        (4)   Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's First Quarter 1999 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**

---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 1999, Current Reports on Form 8-K, dated January 26, 1999, and March 19, 1999, were filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               FIRST UNION CORPORATION

Date: May 5, 1999

                               By /s/ James H. Hatch
                                  ----------------------------------------------
                                  James H. Hatch
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
        (4)   Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's First Quarter 1999 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**

---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.