Form 10-Q
period 1999-06-30
FIRST UNION CORP
filed 1999-08-13
CIK 36995

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

For the quarterly period ended June 30, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


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


956,642,299 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                   FIRST UNION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at June 30, 1999, June 30, 1998, and December 31, 1998, respectively, set forth on page T-29 of the Corporation's Second Quarter Financial Supplement for the six months ended June 30, 1999 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of the Corporation and subsidiaries for the three and six months ended June 30, 1999 and 1998, set forth on pages T-30 and T-31 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the six months ended June 30, 1999 and 1998, set forth on page T-32 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 21 and T-1 through T-32 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Corporation and certain subsidiaries have been named as defendants in various legal actions arising from their normal business activities and as specifically described below, in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to such matter cannot be determined, in the opinion of management, any such liability will not have a material impact on the Corporation's consolidated financial condition.

     A number of purported class actions were filed in June through August 1999 against the Corporation in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions name the Corporation and certain of its executive officers as defendants and are purported to be on behalf of persons who purchased shares of the Corporation's common stock from August 14, 1998 through May 24, 1999. These complaints allege various violations of federal securities law, including violations of Section 10(b) of the Securities Exchange Act of 1934, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for the Corporation's common stock. Plaintiffs seek a judgment awarding damages and other relief. The Corporation believes the allegations contained in these actions are without merit and will vigorously defend them.


Item 2. Changes in Securities and Use of Proceeds.

     In the first quarter of 1999, in connection with its stock repurchase program, the Corporation sold 14 million shares of its common stock at a price of $50.00 per share to an investment banking firm. In connection therewith, the Corporation agreed to repurchase the 14 million shares or otherwise settle the contract, at the Corporation's option, at $50.00 per share subject to adjustment for interest costs, later in 1999. The offer and sale of the shares of common stock by the Corporation were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.


Item 4. Submission of Matters to a Vote of Security Holders.

     Information relating to certain proposals voted on at the annual meeting of the stockholders of the Corporation held on April 20, 1999, is set forth under Item 4 of the Corporation's 1999 First Quarter Report on Form 10-Q and incorporated herein by reference.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.



 Exhibit No.                                          Description
------------- ------------------------------------------------------------------------------------------
        (4)   Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Second Quarter 1999 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**
     (99)     Business segments for the quarters ended March 31, 1999, December 31, 1998, September 30,
              1998, and March 31, 1998.

---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.

     During the quarter ended June 30, 1999, a Current Report on Form 8-K, dated May 25, 1999, was filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIRST UNION CORPORATION

Date: August 13, 1999

                                        By /s/ James H. Hatch
                                           -------------------------------------
                                           James H. Hatch
                                           Senior Vice President and Corporate
                                           Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit No.                                          Description
------------- ------------------------------------------------------------------------------------------
      (4)     Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Second Quarter 1999 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**
              Business segments for the quarters ended March 31, 1999, December 31, 1998, September 30,
     (99)     1998, and March 31, 1998.

---------
 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.