Form 10-Q/A
period 1999-06-30
FIRST UNION CORP
filed 1999-09-30
CIK 36995

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


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


956,642,299 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 1999.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 22 and T-1 through T-32 of the Financial Supplement and is incorporated herein by reference.

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


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.



 Exhibit No.                                          Description
- ------------- ------------------------------------------------------------------------------------------
        (4)   Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Second Quarter 1999 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**
     (99)     Business segments for the quarters ended March 31, 1999, December 31, 1998, September 30,
              1998, and March 31, 1998.

- ---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


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

Date: September 30, 1999

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

                                 EXHIBIT INDEX



 Exhibit No.                                          Description
- ------------- ------------------------------------------------------------------------------------------
      (4)     Instruments defining the rights of security holders, including indentures.*
     (12)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
     (19)     The Corporation's Second Quarter 1999 Financial Supplement.
     (27)     The Corporation's Financial Data Schedule.**
              Business segments for the quarters ended March 31, 1999, December 31, 1998, September 30,
     (99)     1998, and March 31, 1998.

- ---------
 * The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.