Form 10-Q
period 1999-09-30
FIRST UNION CORP
filed 1999-11-15
CIK 36995

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


For the quarterly period ended September 30, 1999
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934



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



987,742,713 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 1999.

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

                   FIRST UNION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       CONSOLIDATED STATEMENTS OF INCOME
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


     The Consolidated Balance Sheets of the Corporation and subsidiaries at September 30, 1999, September 30, 1998, and December 31, 1998, respectively, set forth on page T-28 of the Corporation's Third Quarter Financial Supplement for the nine months ended September 30, 1999 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of the Corporation and subsidiaries for the three and nine months ended September 30, 1999 and 1998, set forth on pages T-29 and T-30 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the nine months ended September 30, 1999 and 1998, set forth on page T-31 of the Financial Supplement, are incorporated herein by reference.



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

                           Part II. OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.


     In the first quarter of 1999, in connection with its stock repurchase program, the Corporation sold 14 million shares of its common stock at a price of $50.00 per share to an investment banking firm. In connection therewith, the Corporation initially agreed to repurchase the 14 million shares or otherwise settle the contracts, at the Corporation's option, at $50.00 per share subject to adjustment for interest costs, later in 1999. Subsequently, the settlement date for these contracts has been extended to the year 2000.

     In the third quarter of 1999, the Corporation sold an additional 2.74 million shares of its common stock at a price of $36.50 to an investment banking firm. In connection therewith, the Corporation agreed to repurchase the 2.74 million shares or otherwise settle the contract, at the Corporation's option, at $36.50 per share subject to adjustment for interest costs, in the year 2000.

     The offer and sale of the shares of common stock by the Corporation were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.




 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
        (4)   Instruments defining the rights of security holders, including indentures.*
       (12)   Computations of Consolidated Ratios of Earnings to Fixed Charges.
       (19)   The Corporation's Third Quarter 1999 Financial Supplement.
       (27)   The Corporation's Financial Data Schedule.**


---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.


     During the quarter ended September 30, 1999, Current Reports on Form 8-K, dated July 29, 1999, and August 4, 1999, were filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                        FIRST UNION CORPORATION


Date: November 15, 1999

                                        By /s/ James H. Hatch
                                           ----------------------------------
                                           James H. Hatch
                                           Senior Vice President and Corporate
                                           Controller
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX




 Exhibit No.                                   Description
------------- ----------------------------------------------------------------------------
        (4)   Instruments defining the rights of security holders, including indentures.*
       (12)   Computations of Consolidated Ratios of Earnings to Fixed Charges.
       (19)   The Corporation's Third Quarter 1999 Financial Supplement.
       (27)   The Corporation's Financial Data Schedule.**


---------
* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.


** Filing by Electronic Data Gathering, Analysis and Retrieval System only.