Form 10-K
period 1999-12-31
FIRST UNION CORP
filed 2000-03-15
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") for the fiscal year ended December 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT for the transition period from __________ to ____________

Commission file number 1-10000

                             FIRST UNION CORPORATION
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                     56-0898180
          (State of incorporation)    (I.R.S. Employer Identification No.)

  ONE FIRST UNION CENTER
  CHARLOTTE, NC                                                 28288-0013
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (704) 374-6565

      Securities registered pursuant to Section 12(b) of the Exchange Act:

       TITLE OF EACH CLASS                 NAME OF EXCHANGE ON WHICH REGISTERED
       -------------------                 ------------------------------------
    Common Stock, $3.33 1/3 par value         New York Stock Exchange, Inc.
   (including rights attached thereto)               (the "NYSE")

    Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of January 31, 2000, there were 984,981,528 shares of the registrant's common stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $33.5625 per share on the NYSE on such date, the aggregate market value of the registrant's common stock held by those persons deemed by the registrant to be nonaffiliates was approximately $32.8 billion.

                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

                 INCORPORATED DOCUMENTS                            WHERE INCORPORATED IN FORM 10-K
                 ----------------------                            --------------------------------
  1.    Certain portions of the Corporation's Annual         Part I -- Items 1 and 2; Part II -- Items 5, 6, 7, 7A
        Report to Stockholders for the year ended            and 8.
        December 31, 1999 ("Annual Report").
  2.    Certain portions of the Corporation's Proxy          Part III -- Items 10, 11, 12 and 13.
        Statement for the Annual Meeting of Stockholders
        to be held on April 18, 2000 ("Proxy Statement").

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

ITEM 1. BUSINESS.

GENERAL

The Corporation was incorporated under the laws of North Carolina in 1967 and is registered as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). Pursuant to a corporate reorganization in 1968, a predecessor of First Union National Bank ("FUNB") and First Union Mortgage Corporation, a mortgage banking firm acquired by such predecessor in 1964, became subsidiaries of the Corporation.

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

Since the 1985 Supreme Court decision upholding regional interstate banking legislation, the Corporation has concentrated its efforts on building a large, diversified financial services organization, primarily doing business in the eastern region of the United States. Since November 1985, the Corporation has completed over 80 banking-related acquisitions. In 1999, the Corporation acquired EVEREN Capital Corporation ("EVEREN"), a Chicago-based broker dealer. Additional information with respect to the EVEREN acquisition and certain other acquisitions is set forth in Note 2 on pages C-11 through C-15 in the Annual Report and incorporated herein by reference.

The Corporation is continually evaluating acquisition opportunities and frequently conducts due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected.

Additional information relating to the business of the Corporation and its subsidiaries is included in the information set forth on pages 13 through 19, Table 2 on pages T-2 through T-7 and in Note 9 on pages C-24 through C-26 in the Annual Report and incorporated herein by reference. Information relating to the Corporation only is set forth in Note 16 on pages C-37 through C-40 in the Annual Report and incorporated herein by reference.

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

SUPERVISION AND REGULATION

THE FOLLOWING DISCUSSION SETS FORTH CERTAIN OF THE MATERIAL ELEMENTS OF THE REGULATORY FRAMEWORK APPLICABLE TO FINANCIAL HOLDING COMPANIES AND BANK HOLDING COMPANIES AND THEIR SUBSIDIARIES AND PROVIDES CERTAIN SPECIFIC INFORMATION RELEVANT TO THE CORPORATION. THE REGULATORY FRAMEWORK IS INTENDED PRIMARILY FOR THE PROTECTION OF DEPOSITORS AND THE FEDERAL DEPOSIT INSURANCE FUNDS AND NOT FOR THE PROTECTION OF SECURITY HOLDERS. TO THE EXTENT THAT THE FOLLOWING INFORMATION DESCRIBES STATUTORY AND REGULATORY PROVISIONS, IT IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE PARTICULAR STATUTORY AND REGULATORY PROVISIONS. A CHANGE IN APPLICABLE STATUTES, REGULATIONS OR REGULATORY POLICY MAY HAVE A MATERIAL EFFECT ON THE BUSINESS OF THE CORPORATION.

       GENERAL

As a financial holding company and a bank holding company, the Corporation is subject to regulation under the BHCA and its examination and reporting requirements. The earnings of the Corporation's subsidiaries, and therefore the earnings of the Corporation, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). In addition, there are numerous governmental requirements and regulations which affect the activities of the Corporation and its subsidiaries.

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

Under the foregoing dividend restrictions and certain restrictions applicable to certain of the Corporation's nonbanking subsidiaries, as of December 31, 1999, the Corporation's subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $1.5 billion to the Corporation during 2000. In 1999, the Corporation's subsidiaries paid $2.6 billion in cash dividends to the Corporation.

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

       CAPITAL ADEQUACY

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is eight percent. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital"). At December 31, 1999, the Corporation's tier 1 capital and total capital ratios were 7.08 percent and 10.87 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four percent. The Corporation's leverage ratio at December 31, 1999, was 5.97 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Corporation of any specific minimum leverage ratio or tier 1 leverage ratio applicable to it.

Each of the Corporation's subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of the Corporation's subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of the bank subsidiaries of the Corporation are set forth in Table 12 on page T-16 in the Annual Report and incorporated herein by reference.

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

Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to

FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of ten percent or greater, a tier 1 capital ratio of six percent or greater and a leverage ratio of five percent or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of eight percent or greater, a tier 1 capital ratio of four percent or greater and a leverage ratio of four percent or greater (three percent in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than eight percent, a tier 1 capital ratio of less than four percent or a leverage ratio of less than four percent (three percent in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than six percent, a tier 1 capital ratio of less than three percent or a leverage ratio of less than three percent; and (v) "critically undercapitalized" if its tangible equity is equal to or less than two percent of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 1999, all of the Corporation's deposit-taking subsidiary banks had capital levels that qualify them as being "well capitalized" under such regulations.

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

         FINANCIAL MODERNIZATION ACT OF 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted on November 12, 1999. The Modernization Act:


     o allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

     o allows insurers and other financial services companies to acquire banks;

     o removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the Modernization Act became effective on March 11, 2000. The Federal Reserve Board has notified the Corporation that, effective March 13, 2000, the Corporation is authorized to operate as a financial holding company and therefore is eligible to engage in the broader range of activities that are permitted by the Modernization Act. The Modernization Act will also modify other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including First Union, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

         ADDITIONAL INFORMATION

Additional information related to certain accounting and regulatory matters is set forth on page 28 in the Annual Report and incorporated herein by reference.

ITEM 2. PROPERTIES.

As of December 31, 1999, the Corporation and its subsidiaries owned 1,287 locations and leased 3,402 locations in 48 states, Washington, D.C., and 29 foreign countries from which their business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as the administrative headquarters of the Corporation and most of its subsidiaries. Additional information relating to the Corporation's lease commitments is set forth in Note 14 on page C-35 in the Annual Report and incorporated herein by reference.

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

A number of purported class actions were filed in June through August 1999 against the Corporation in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions name the Corporation and certain of its executive officers as defendants and are purported to be on behalf of persons who purchased shares of the Corporation's common stock from August 14, 1998 through May 24, 1999. These complaints allege various violations of federal securities law, including violations of Section 10(b) of the Exchange Act, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for the Corporation's common stock. Plaintiffs seek a judgment awarding damages and other relief. The Corporation believes the allegations contained in these actions are without merit and will vigorously defend them.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Corporation's common stock is listed on the NYSE. Table 4 on page T-9 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 1999, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 1999, there were 168,989 holders of record of the common stock.

Subject to the prior rights of holders of any outstanding shares of the Corporation's preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by the Board of Directors of the Corporation (the "Board") and, in the event of dissolution and liquidation, to receive the net assets of the Corporation remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Corporation and its subsidiaries is set forth above under "Business -- Supervision and Regulation; Payment of Dividends" and in Note 16 on page C-37 in the Annual Report and incorporated herein by reference.

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

Additional information relating to the Corporation's common stock is set forth in Note 8 on pages C-21 through C-23 in the Annual Report and incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

In response to this Item, the information set forth in Table 1 on page T-1 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to this Item, the information set forth on pages 10 through 31 and pages T-1 through T-27 in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In response to this Item, the information set forth on pages 24 through 27, pages T-17 through T-24 and pages C-33 through C-35 in the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In response to this Item, the information set forth in Table 4 on page T-9 and on pages C-1 through C-40 in the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Corporation are elected to their offices for one year terms at the meeting of the Board in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected on such date. The names of each of the executive officers of the Corporation in office on December 31, 1999, their ages, their positions with the Corporation on such date, and, if different, their business experience during the past five years, are as follows:

    Edward E. Crutchfield (58). Chairman and Chief Executive Officer. Also, a director of the Corporation. Mr. Crutchfield is resigning as Chief Executive Officer, effective as of the Annual Meeting of Stockholders on April 18, 2000, due to illness. Mr. Crutchfield will continue to hold the office of Chairman.

    G. Kennedy Thompson (49). President, since December 1999. Previously, Vice Chairman, from October 1998 to December 1999, Executive Vice President, from November 1996 to October 1998, and President, First Union-Florida, prior to November 1996. Also, a director of the Corporation. Mr. Thompson will also be Chief Executive Officer, effective as of the Annual Meeting of Stockholders on April 18, 2000.

    Donald A. McMullen, Jr. (51). Vice Chairman, since August 1999. Previously, Executive Vice-President.

    Benjamin P. Jenkins, III (55). Vice Chairman, since August 1999. Previously, President, First Union-Florida, from June 1999 to August 1999, and President, First Union-VA/MD/DC, prior to June 1999.

    B. J. Walker (69). Vice Chairman.

    Robert T. Atwood (59). Executive Vice President and Chief Financial Officer.

    Mark C. Treanor (53). Executive Vice President, Secretary and General Counsel, since August 1999. Previously, Senior Vice President and Senior Deputy General Counsel, August 1998 to August 1999, and senior partner, Treanor, Pope & Hughes, prior to August 1998.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information set forth in the Proxy Statement under the subheadings "General" and "Certain Relationships" under the heading
"Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The consolidated financial statements of the Corporation, including the notes thereto and independent auditors' report thereon, are set forth on pages C-1 through C-40 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Corporation and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) During the quarter ended December 31, 1999, no Current Reports on Form 8-K, were filed by the Corporation with the Securities and Exchange Commission.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    FIRST UNION CORPORATION

Date: March 15, 2000

                                                    BY:  /S/ JAMES H. HATCH
                                                    -----------------------
                                                    JAMES H. HATCH
                                                    SENIOR VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

                  SIGNATURE                        CAPACITY
                  ---------                        --------
              EDWARD E. CRUTCHFIELD*      Chairman and Chief Executive Officer and Director
              ----------------------
              EDWARD E. CRUTCHFIELD

              ROBERT T. ATWOOD*           Executive Vice President and Chief Financial Officer
              -----------------
              ROBERT T. ATWOOD

              JAMES H. HATCH*             Senior Vice President and Corporate Controller (Principal
              ---------------             Accounting Officer)
              JAMES H. HATCH

              EDWARD E. BARR*             Director
              ---------------
              EDWARD E. BARR

              G. ALEX BERNHARDT*          Director
              ------------------
              G. ALEX BERNHARDT

              ERSKINE B. BOWLES*          Director
              ------------------
              ERSKINE B. BOWLES

              W. WALDO BRADLEY*           Director
              -----------------
              W. WALDO BRADLEY

              ROBERT J. BROWN*            Director
              ----------------
              ROBERT J. BROWN

              A. DANO DAVIS *             Director
              -------------
              A. DANO DAVIS

              NORWOOD H. DAVIS, JR.*      Director
              ----------------------
              NORWOOD H. DAVIS, JR.

              R. STUART DICKSON*          Director
              ------------------
              R. STUART DICKSON

                  SIGNATURE                        CAPACITY
                  ---------                        --------
              B. F. DOLAN*                       Director
              ------------
              B. F. DOLAN

              RODDEY DOWD, SR.*                  Director
              -----------------
              RODDEY DOWD, SR.

              ______________________             Director
              ARTHUR M. GOLDBERG

              WILLIAM H. GOODWIN, JR.*           Director
              ------------------------
              WILLIAM H. GOODWIN, JR.

              FRANK M. HENRY*                    Director
              ---------------
              FRANK M. HENRY

              JAMES E. S. HYNES*                 Director
              -----------------
              JAMES E. S. HYNES

              ERNEST E. JONES*                   Director
              ----------------
              ERNEST E. JONES

              HERBERT LOTMAN*                    Director
              ----------------
              HERBERT LOTMAN

              RADFORD D. LOVETT*                 Director
              ------------------
              RADFORD D. LOVETT

              MACKEY J. MCDONALD*                Director
              -------------------
              MACKEY J. MCDONALD

              PATRICIA A. MCFATE*                Director
              -------------------
              PATRICIA A. MCFATE

              __________________                 Director
              JOSEPH NEUBAUER

              RANDOLPH N. REYNOLDS*              Director
              ---------------------
              RANDOLPH N. REYNOLDS

              JAMES M. SEABROOK*                 Director
              ------------------
              JAMES M. SEABROOK

              ______________                     Director
              RUTH G. SHAW

              LANTY L. SMITH*                    Director
              ---------------
              LANTY L. SMITH

              G. KENNEDY THOMPSON*               Director
              --------------------
              G. KENNEDY THOMPSON

    *By Mark C. Treanor, Attorney-in-Fact

              /s/ MARK C. TREANOR
              -------------------
              MARK C. TREANOR


    Date: March 15, 2000

                                  EXHIBIT INDEX

  EXHIBIT NO.      DESCRIPTION                                              LOCATION
  -----------      -----------                                              --------
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

    (4)(b)         The Corporation's Amended and Restated Shareholder           Incorporated by reference to Exhibit(4)
                   Protection Rights Agreement.                                 to the Corporation's Current Report on
                                                                                Form 8-K dated October 16, 1996.

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

    (10)(h)        The Corporation's 1988 Master Stock Compensation             Incorporated by reference to Exhibit (28)
                   Plan.                                                        to the Corporation's Registration
                                                                                Statement No. 33-47447.

    (10)(i)        The Corporation's 1992 Master Stock Compensation             Incorporated by reference to Exhibit (28)
                   Plan.                                                        to the Corporation's Registration
                                                                                Statement No. 33-47447.

    (10)(j)        Employment Agreement between the Corporation and             Incorporated by reference to Exhibit (10)(k)
                   Edward E. Crutchfield.                                       to the Corporation's 1994 Annual Report on
                                                                                Form 10-K.

    (10)(k)        Management Restricted Stock Award Agreement.                 Incorporated by reference to Exhibit (10)
                                                                                to the Corporation's 1997 Second Quarter
                                                                                Report on Form 10-Q.

    (10)(l)        The Corporation's Management Long-Term Cash                  Incorporated by reference to Exhibit
                   Incentive Plan.                                              (10)(m) to the Corporation's 1992 Annual
                                                                                Report on Form 10-K.

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

    (10)(n)        The Corporation's Elective Deferral Plan.                    Incorporated by reference to Exhibit (4)
                                                                                to the Corporation's Registration
                                                                                Statement No. 33-60913.

  EXHIBIT NO.      DESCRIPTION                                              LOCATION
  -----------      -----------                                              --------
    (10)(o)        The Corporation's 1996 Master Stock Compensation             Incorporated by reference to Exhibit (10)
                   Plan.                                                        to the Corporation's 1996 First Quarter
                                                                                Report on Form 10-Q.

    (10)(p)        The Corporation's 1998 Stock Incentive Plan.                 Incorporated by reference to Exhibit (10)
                                                                                to the Corporation's 1998 Second Quarter
                                                                                Report on Form 10-Q.

    (10)(q)        Employment Agreement between the Corporation                 Filed herewith.
                   and G. Kennedy Thompson.

    (10)(r)        Form of Employment Agreement between the                     Filed herewith.
                   Corporation and certain officers of the Corporation
                   (including Austin A. Adams, Robert T. Atwood,
                   Benjamin P. Jenkins, III, Donald A. McMullen, Jr.,
                   and Mark C. Treanor).

    (12)           Computations of Consolidated Ratios of Earnings to           Filed herewith.
                   Fixed Charges.

    (13)           The Corporation's 1999 Annual Report to                      Filed herewith.
                   Stockholders.**

    (21)           List of the Corporation's subsidiaries.                      Filed herewith.

    (23)           Consent of KPMG LLP.                                         Filed herewith.

    (24)           Power of Attorney.                                           Filed herewith.

    (27)           The Corporation's Financial Data Schedule.***

    (99)           Business Segments for each of the eight quarters ended       Filed herewith.
                   December 31, 1999.


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