Form 10-Q
period 2000-03-31
FIRST UNION CORP
filed 2000-05-12
CIK 36995

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

980,539,003 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 2000.

===============================================================================

     First Union Corporation (the "Corporation" or "FUNC") may from time to time make written or oral forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include, among others, statements with respect to the Corporation's beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Corporation and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Corporation's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of acquisitions and/or dispositions, including, without limitation, restructuring and other charges relating thereto and the failure to achieve the expected revenue growth and/or expense savings from such acquisitions and/or dispositions; the growth and profitability of the Corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

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

                    FIRST UNION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        CONSOLIDATED STATEMENTS OF INCOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at March 31, 2000, March 31, 1999, and December 31, 1999, respectively, set forth on page T-25 of the Corporation's First Quarter Financial Supplement for the three months ended March 31, 2000 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of the Corporation and subsidiaries for the three months ended March 31, 2000 and 1999, set forth on page T-26 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the three months ended March 31, 2000 and 1999, set forth on page T-27 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 16 and T-1 through T-27 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 13 through 15 and T-18 through T-22 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In 1999, in connection with its stock repurchase program, the Corporation sold 17 million shares of its common stock to an investment banking firm. In connection therewith, the Corporation agreed to repurchase the 17 million shares or otherwise settle the contract, at the Corporation's option. At March 31, 2000, the Corporation had not elected to repurchase those shares. The offer and sale of the shares of common stock by the Corporation were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Corporation held on April 18, 2000, the following proposals were submitted to a vote of the holders of the Corporation's common stock voting as indicated:

1. Approval of a proposal to elect the following individuals as directors of the Corporation:

                                                             FOR           WITHHELD
  Class II directors:
  A. Dano Davis ...................................      784,681,927      36,455,772
  Roddey Dowd, Sr. ................................      781,420,987      39,716,713
  William H. Goodwin, Jr. .........................      781,927,296      39,210,404
  Radford D. Lovett ...............................      781,676,083      39,461,618
  Mackey J. McDonald ..............................      781,524,162      39,613,537
  Lanty L. Smith ..................................      781,261,231      39,876,468
  G. Kennedy Thompson .............................      782,075,405      39,062,295

  Class III director:
  B. F. Dolan .....................................      781,311,457      39,826,243

2. Approval of a proposal to approve the performance goals under the Corporation's Management Incentive Plan:

         FOR                  AGAINST                     ABSTAIN
       765,734,556          37,130,810                   18,151,220

3. Approval of a proposal to approve the performance goals under the Corporation's Management Long-Term Cash Incentive Plan:

         FOR                 AGAINST                     ABSTAIN
       765,483,732         37,137,017                  18,516,819

4. Approval of a proposal to ratify the appointment of KPMG LLP as auditors for the Corporation in 2000:

         FOR                AGAINST                     ABSTAIN
       810,854,994         5,551,669                   4,727,956

5. Disapproval of a stockholder proposal regarding the nomination of directors:

         FOR             AGAINST           ABSTAIN          BROKER NON-VOTES
        80,513,850     553,369,484       21,960,497            165,293,870

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

     (4) Instruments defining the rights of security holders, including indentures.*

     (12)      Computations of Consolidated Ratios of Earnings to Fixed Charges.

     (19)      The Corporation's First Quarter 2000 Financial Supplement.

     (27)      The Corporation's Financial Data Schedule.**

     (99)      Business segments for each of the eight quarters ended
               December 31,1999.

* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 2000, a Current Report on Form 8-K, dated March 10, 2000, was filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                            FIRST UNION CORPORATION

Date: May 12, 2000
                            By: /s/ JAMES H. HATCH
                                ------------------
                                JAMES H. HATCH
                                SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

 EXHIBIT NO.                           DESCRIPTION
 -----------                           -----------

     (4) Instruments defining the rights of security holders, including indentures.*

     (12)      Computations of Consolidated Ratios of Earnings to Fixed Charges.

     (19)      The Corporation's First Quarter 2000 Financial Supplement.

     (27)      The Corporation's Financial Data Schedule.**

     (99) Business segments for each of the eight quarters ended December 31, 1999.

* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.