Form 10-Q
period 2000-06-30
FIRST UNION CORP
filed 2000-08-11
CIK 36995

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

984,902,331 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 2000.

================================================================================

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

                    FIRST UNION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at June 30, 2000, June 30, 1999 and December 31, 1999, respectively, set forth on page T-30 of the Corporation's Second Quarter Financial Supplement for the six months ended June 30, 2000 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income (Loss) of the Corporation and subsidiaries for the three and six months ended June 30, 2000 and 1999, set forth on pages T-31 and T-32 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the six months ended June 30, 2000 and 1999, set forth on page T-33 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 21 and T-1 through T-33 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 17 through 20 and T-22 through T-26 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

    On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. ("CoreStates"), a predecessor of First Union National Bank, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. The Corporation believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. The Corporation will vigorously pursue its pending post-trial motions and its right of appeal. The Corporation believes, after consultation with external counsel, that the ultimate outcome of this litigation will not have a material adverse effect on the Corporation's financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In 1999, in connection with its stock repurchase program, the Corporation sold 17 million shares of its common stock to an investment banking firm. In connection therewith, the Corporation agreed to repurchase the 17 million shares or otherwise settle the contract, at the Corporation's option. At June 30, 2000, the Corporation had not elected to repurchase those shares. The offer and sale of the shares of common stock by the Corporation were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Information relating to certain proposals voted on at the Annual Meeting of Stockholders held on April 18, 2000, is set forth under Item 4 of the Corporation's 2000 First Quarter Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

    (4) Instruments defining the rights of security holders, including indentures.*
   (12)       Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)       The Corporation's Second Quarter 2000 Financial Supplement.
   (27)       The Corporation's Financial Data Schedule.**
   (99) Business segments for each of the nine quarters ended March 31, 2000.

* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.

     During the quarter ended June 30, 2000, a Current Report on Form 8-K, dated June 26, 2000, was filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              FIRST UNION CORPORATION

Date: August 11, 2000
                              By: /s/ JAMES H. HATCH
                                  ----------------------------------------------
                                  JAMES H. HATCH
                                  SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

    (4) Instruments defining the rights of security holders, including indentures.*
   (12)       Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)       The Corporation's Second Quarter 2000 Financial Supplement.
   (27)       The Corporation's Financial Data Schedule.**
   (99) Business segments for each of the nine quarters ended March 31, 2000.

* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.