Form 10-Q
period 2000-09-30
FIRST UNION CORP
filed 2000-11-13
CIK 36995

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

979,607,385 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 2000.

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

     These forward-looking statements include, among others, statements with respect to the Corporation's beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors (many of which are beyond the Corporation's control). The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Corporation's financial performance to differ materially from that expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; inflation, interest rate, market and monetary fluctuations; the timely development of competitive new products and services of the Corporation and the acceptance of these products and services by new and existing customers; the willingness of customers to substitute competitors' products and services for the Corporation's products and services and vice versa; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; the effect of corporate restructuring, acquisitions and/or dispositions, including, without limitation, restructuring and other charges relating thereto and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructuring, acquisitions and/or dispositions; the growth and profitability of the Corporation's noninterest or fee income being less than expected; unanticipated regulatory or judicial proceedings; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

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

                    FIRST UNION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of the Corporation and subsidiaries at September 30, 2000, September 30, 1999 and December 31, 1999, respectively, set forth on page T-30 of the Corporation's Third Quarter Financial Supplement for the nine months ended September 30, 2000 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income (Loss) of the Corporation and subsidiaries for the three and nine months ended September 30, 2000 and 1999, set forth on pages T-31 and T-32 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of the Corporation and subsidiaries for the nine months ended September 30, 2000 and 1999, set forth on page T-33 of the Financial Supplement, are incorporated herein by reference.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    The Corporation and certain subsidiaries have been named as defendants in various legal actions arising from their normal business activities, in which damages in various amounts are claimed. Although the amount of any ultimate liability with respect to these matters cannot be determined, in the opinion of management, any such liability will not have a material adverse effect on the Corporation's financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In 1999, in connection with its stock repurchase program, the Corporation sold 17 million shares of its common stock to an investment banking firm. In connection therewith, the Corporation agreed to repurchase the 17 million shares or otherwise settle the contract, at the Corporation's option. At September 30, 2000, the Corporation had not elected to repurchase those shares. The offer and sale of the shares of common stock by the Corporation were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

    (4)      Instruments defining the rights of security holders, including indentures.*
   (10)      Executive Special Retirement Agreement.
   (12)      Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)      The Corporation's Third Quarter 2000 Financial Supplement.
   (27)      The Corporation's Financial Data Schedule.**
   (99)      Business segments for each of the ten quarters ended June 30, 2000.

* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.

     (b) Reports on Form 8-K.

     During the quarter ended September 30, 2000, a Current Report on Form 8-K, dated July 7, 2000, was filed with the Commission by the Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              FIRST UNION CORPORATION

Date: November 13, 2000
                              By: /s/ JAMES H. HATCH
                                  ---------------------------------------------
                                  James H. Hatch
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
    (4)      Instruments defining the rights of security holders, including indentures.*
   (10)      Executive Special Retirement Agreement.
   (12)      Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (19)      The Corporation's Third Quarter 2000 Financial Supplement.
   (27)      The Corporation's Financial Data Schedule.**
   (99)      Business segments for each of the ten quarters ended June 30, 2000.

* The Corporation agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of the Corporation and its consolidated subsidiaries.

** Filing by Electronic Data Gathering, Analysis and Retrieval System only.