Form 10-K
period 2000-12-31
FIRST UNION CORP
filed 2001-03-15
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the "EXCHANGE ACT") for the fiscal year ended December 31, 2000
                                       OR

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

Registrant's telephone number, including area code (704) 374-6565

      Securities registered pursuant to Section 12(b) of the Exchange Act:

          TITLE OF EACH CLASS                                         NAME OF EXCHANGE ON WHICH REGISTERED
          -------------------                                         ------------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of January 31, 2001, there were 977,984,086 shares of the registrant's common stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $33.93 per share on the NYSE on such date, the aggregate market value of the registrant's common stock held by those persons deemed by the registrant to be non-affiliates was approximately $33 billion.

                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

                        INCORPORATED DOCUMENTS                                 WHERE INCORPORATED IN FORM 10-K
                        ----------------------                                 -------------------------------

1.    Certain portions of the Corporation's Annual              Part I -- Items 1 and 2;  Part II -- Items 5, 6, 7, 7A and 8.
      Report to Stockholders for the year ended
      December 31, 2000 ("Annual Report").

2.    Certain portions of the Corporation's Proxy               Part III -- Items 10, 11, 12 and 13.
      Statement for the Annual Meeting of Stockholders
      to be held on April 17, 2001 ("Proxy Statement").

                                     PART I

FIRST UNION CORPORATION MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS HERETO AND THERETO), IN OUR REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS, WHICH WE MAKE IN GOOD FAITH PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS WITH RESPECT TO OUR BELIEFS, PLANS, OBJECTIVES, GOALS, EXPECTATIONS, ANTICIPATIONS, ESTIMATES AND INTENTIONS THAT ARE SUBJECT TO SIGNIFICANT RISKS AND UNCERTAINTIES AND ARE SUBJECT TO CHANGE BASED ON VARIOUS FACTORS (MANY OF WHICH ARE BEYOND OUR CONTROL). THE WORDS "MAY", "COULD", "SHOULD", "WOULD", "BELIEVE", "ANTICIPATE", "ESTIMATE", "EXPECT", "INTEND", "PLAN" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE OUR FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THAT EXPRESSED IN THOSE FORWARD-LOOKING STATEMENTS: (1) THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH WE CONDUCT OPERATIONS MAY BE DIFFERENT THAN EXPECTED RESULTING IN, AMONG OTHER THINGS, A DETERIORATION IN CREDIT QUALITY OR A REDUCED DEMAND FOR CREDIT, INCLUDING THE RESULTANT EFFECT ON OUR LOAN PORTFOLIO AND ALLOWANCE FOR LOAN LOSSES; (2) THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM (THE "FEDERAL RESERVE BOARD"); (3) INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; (4) ADVERSE CONDITIONS IN THE STOCK MARKET, THE PUBLIC DEBT MARKET AND OTHER CAPITAL MARKETS AND THE IMPACT OF THOSE CONDITIONS ON OUR CAPITAL MARKETS AND CAPITAL MANAGEMENT ACTIVITIES, INCLUDING, WITHOUT LIMITATION, OUR MERGERS AND ACQUISITIONS ADVISORY BUSINESS, EQUITY AND DEBT UNDERWRITING ACTIVITIES, PRINCIPAL INVESTING ACTIVITIES, DERIVATIVE SECURITIES ACTIVITIES, INVESTMENT AND WEALTH MANAGEMENT ADVISORY BUSINESSES, AND BROKERAGE ACTIVITIES; (5) THE TIMELY DEVELOPMENT OF COMPETITIVE NEW PRODUCTS AND SERVICES BY US AND THE ACCEPTANCE OF THOSE PRODUCTS AND SERVICES BY NEW AND EXISTING CUSTOMERS; (6) THE WILLINGNESS OF CUSTOMERS TO ACCEPT THIRD PARTY PRODUCTS MARKETED BY US; (7) THE WILLINGNESS OF CUSTOMERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR OUR PRODUCTS AND SERVICES AND VICE VERSA;
(8) THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); (9) TECHNOLOGICAL CHANGES; (10) CHANGES IN CONSUMER SPENDING AND SAVING HABITS; (11) THE EFFECT OF CORPORATE RESTRUCTURING, ACQUISITIONS AND/OR DISPOSITIONS, INCLUDING, WITHOUT LIMITATION, THE ACTUAL RESTRUCTURING AND OTHER CHARGES RELATED THERETO AND THE FAILURE TO ACHIEVE THE EXPECTED GAINS, REVENUE GROWTH AND/OR EXPENSE SAVINGS FROM SUCH CORPORATE RESTRUCTURING, ACQUISITIONS AND/OR DISPOSITIONS; (12) THE GROWTH AND PROFITABILITY OF OUR NON-INTEREST OR FEE INCOME BEING LESS THAN EXPECTED; (13) UNANTICIPATED REGULATORY OR JUDICIAL PROCEEDINGS; (14) THE IMPACT OF CHANGES IN ACCOUNTING POLICIES BY THE SECURITIES AND EXCHANGE COMMISSION;
(15) ADVERSE CHANGES IN THE FINANCIAL PERFORMANCE AND/OR CONDITION OF OUR BORROWERS WHICH COULD IMPACT THE REPAYMENT OF THOSE BORROWERS' OUTSTANDING LOANS; AND (16) OUR SUCCESS AT MANAGING THE RISKS INVOLVED IN THE FOREGOING. ADDITIONAL INFORMATION WITH RESPECT TO FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THOSE FORWARD-LOOKING STATEMENTS MAY BE INCLUDED IN REPORTS WE FILE WITH THE SEC.

WE CAUTION THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. FIRST UNION INCORPORATES BY REFERENCE THOSE FACTORS INCLUDED IN OUR PREVIOUSLY FILED CURRENT REPORTS ON FORM 8-K. WE DO NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON OUR BEHALF.

ITEM 1.  BUSINESS.

GENERAL

First Union Corporation was incorporated under the laws of North Carolina in 1967 and is registered as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended. Pursuant to a corporate reorganization in 1968, a predecessor of First Union National Bank ("FUNB") and First Union Mortgage Corporation, a mortgage banking firm acquired in 1964, became our subsidiaries.

We provide a wide range of commercial and retail banking and trust services through full-service banking offices in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Washington, D.C. FUNB, based in Charlotte, North Carolina, operates those offices, except in Delaware, where First Union National Bank of Delaware operates the offices. We also provide various other financial services, including mortgage banking, credit card, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries.

Our principal executive offices are located at One First Union Center, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

Since the 1985 Supreme Court decision upholding regional interstate banking legislation, we have concentrated our efforts on building a large, diversified financial services organization, primarily doing business in the eastern region of the United States. Since November 1985, the Corporation has completed over 90 banking-related acquisitions.

First Union established a new strategic direction in 2000, with the focus on generating improved core earnings growth from our three key businesses - Capital Management, the General Bank and Capital Markets. After a six-month strategic review, on June 26, 2000, we announced the strategic repositioning of our company, which resulted in the disposition of certain businesses, assets and branches that did not provide scale or strategic advantages. We will continue to evaluate our operations and organizational structures to ensure they are closely aligned with our goal of maximizing performance in our core business lines. When consistent with our overall business strategy, we may consider the disposition of certain assets, branches, subsidiaries or lines of business. While acquisitions are no longer a primary business activity, we continue to routinely explore acquisition opportunities, particularly in areas that would complement our core business lines, and frequently conduct due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected.

Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 16 through 20 and in Note 11 on pages 77 through 80 in the Annual Report and in Exhibit 99 to this Form 10-K and incorporated herein by reference. Information relating to First Union Corporation only is set forth in Note 18 on pages 92 through 95 in the Annual Report and incorporated herein by reference.

COMPETITION

Our subsidiaries face substantial competition in their operations from banking and non-banking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, leasing companies, credit card issuers, mortgage banking companies, investment banking companies, finance companies and other types of financial services providers, including internet-only financial service providers.

SUPERVISION AND REGULATION

The following discussion sets forth some of the material elements of the regulatory framework applicable to financial holding companies and bank holding companies and their subsidiaries and provides some specific information relevant to us. The regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

GENERAL

As a financial holding company and a bank holding company, First Union is subject to regulation under the Bank Holding Company Act and its examination and reporting requirements. The earnings of our subsidiaries, and therefore our earnings, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). In addition, there are numerous governmental requirements and regulations which affect our activities and the activities of our subsidiaries.

PAYMENT OF DIVIDENDS

First Union Corporation is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of our revenues result from amounts paid as dividends to us by our national bank subsidiaries. The Comptroller's prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2000, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $1.1 billion to us during 2001. In 2000, our subsidiaries paid $3.1 billion in cash dividends to us.

In addition, we and our banking subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

BORROWINGS

There are also various legal restrictions on the extent to which we and our non-bank subsidiaries can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of us or those non-bank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to us and all non-bank subsidiaries in the aggregate, to 20% of such lending bank's capital stock and surplus.

CAPITAL ADEQUACY

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital"). At December 31, 2000, our tier 1 capital and total capital ratios were 7.02% and 11.19%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2000, was 5.92%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 14 on page 42 in the Annual Report and incorporated herein by reference.

SUPPORT OF SUBSIDIARY BANKS

The Federal Deposit Insurance Act, as amended ("FDIA"), among other things, imposes liability on an institution the deposits of which are insured by the FDIC, such as our subsidiary banks, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.

Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Comptroller is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve Board policy, we are expected to act as a source of financial strength to each of our subsidiary banks and to commit resources to support each of those subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, we may not find ourselves able to provide it.

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

Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;
(ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2000, all of our deposit-taking subsidiary banks had capital levels that qualify them as being "well capitalized" under those regulations.

The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

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

INTERSTATE BANKING AND BRANCHING LEGISLATION

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, it authorized, beginning June 1, 1997, a bank to merge with a bank in another state as long as neither of the states opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. It was pursuant to authority from IBBEA that we reorganized certain of our subsidiary banks in 1997 and in February 1998, as a result of which FUNB, based in Charlotte, North Carolina, operates in 10 states and Washington, D.C.

FINANCIAL MODERNIZATION ACT OF 1999

The Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted on November 12, 1999. The Modernization Act:

         - allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

         - allows insurers and other financial services companies to acquire banks;

         - removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

         - establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

This part of the Modernization Act became effective on March 11, 2000. The Federal Reserve Board has notified us that, effective March 13, 2000, we are authorized to operate as a financial holding company and therefore are eligible to engage in the broader range of activities that are permitted by the Modernization Act. The Modernization Act will also modify other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

ADDITIONAL INFORMATION

Additional information related to certain accounting and regulatory matters is set forth on pages 28 and 29 in the Annual Report and incorporated herein by reference.

ITEM 2.  PROPERTIES.

As of December 31, 2000, we and our subsidiaries owned 1,272 locations and leased 3,279 locations in 48 states, Washington, D.C., and 25 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as our administrative headquarters. Additional information relating to our lease commitments is set forth in Note 16 on page 90 in the Annual Report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

We and certain of our subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which varying amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in management's opinion, based upon the opinions of counsel, any such liability will not have a material effect on our and our subsidiaries' consolidated financial position.

A number of purported class actions were filed in June through August 1999 against us in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions named us and certain of our executive officers as defendants and were purported to be on behalf of persons who purchased shares of our common stock from August 14, 1998, through May 24, 1999. These actions were consolidated into one case in the U.S. District Court for the Western District of North Carolina in October 1999. These complaints alleged various violations of federal securities law, including violations of Section 10(b) of the Exchange Act, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for our common stock. Plaintiffs sought a judgment awarding damages and other relief. On January 10, 2001, the U.S. District Court for the Western District of North Carolina granted our motion to dismiss the litigation for failure to state a claim upon which relief could be granted. It is unknown at this time whether the plaintiffs plan to appeal the court's order. We believe the allegations contained in these actions are without merit and, if appealed by the plaintiffs, will vigorously defend them.

On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation
v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. ("CoreStates"), a predecessor of First Union National Bank, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon our motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. We believe that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. We will vigorously pursue our pending post-trial motions and our right of appeal. We believe, after consultation with external counsel, that the ultimate outcome of this litigation will not have a material adverse effect on our consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the NYSE. Table 5 on page 36 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2000, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2000, there were 157,524 holders of record of the common stock.

Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our Board of Directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under "Business -- Supervision and Regulation; Payment of Dividends" and in Note 18 on page 92 in the Annual Report and incorporated herein by reference.

Under our Shareholder Protection Rights Agreement, each outstanding common stock share has a right attached to it. This right remains attached unless a separation time occurs. At separation time, common shareholders will receive separate certificates for these rights. Each right entitles its owner to purchase at separation time one one-hundredth of a share of a participating series of Class A preferred stock for $105. This series of Class A preferred stock would have economic and voting terms similar to those of one common stock share. Separation time would generally occur at the earlier of the following two dates:

         - the tenth business day after any person commences a tender or exchange offer that entitles that person to 10% or more of our outstanding common stock

or

         - the tenth business day after we publicly announce that a person has acquired beneficial ownership of 10% or more of our outstanding common stock.

These rights will not trade separately from the shares of common stock until separation time occurs, and may be exercised on the business day immediately after the separation time. The rights will expire at the earliest of:

         - the date on which our board of directors elects to exchange the rights for our common stock or preferred as described below;

         - the close of business on December 28, 2010, unless our board of directors extends that time; or

         - the date on which the rights are terminated as described below.

Once we publicly announce that a person has acquired 10% of our outstanding common stock, we can allow for rights holders to buy our common stock for half of its market value. For example, we would sell to each rights holder common stock shares worth $210 for $105 in cash. At the same time, any rights held by the 10% owner or any of his affiliates, associates or transferees will be void. In addition, if we are acquired in a merger or other business combination after a person has become a 10% owner, the rights held by shareholders would become exercisable to purchase the acquiring company's common stock for half of its market value.

In the alternative, our board of directors may elect to exchange all of the then outstanding rights for shares of common stock at an exchange ratio of two common stock shares for one right. Upon election of this exchange, a right will no longer be exercisable and will only represent a right to receive two common stock shares.

If we are required to issue common stock shares upon the exercise of rights, or in exchange for rights, our board may substitute shares of participating Class A preferred stock. The substitution will be at a rate of two one one-hundredths of a share of participating Class A preferred stock for each right exchanged.

The rights may be terminated without any payment to holders before their exercise date. The rights have no voting rights and are not entitled to dividends.

The rights will not prevent a takeover of First Union. The rights, however, may cause substantial dilution to a person or group that acquires 10% or more of common stock unless our board first terminates the rights. Nevertheless, the rights should not interfere with a transaction that is in First Union's and its shareholders' best interests because the rights can be terminated by the board before that transaction is completed.

The complete terms of the rights are contained in the Shareholder Protection Rights Agreement. The foregoing description of the rights and the rights agreement is qualified in its entirety by reference to the agreement. A copy of the rights agreement can be obtained upon written request to First Union National Bank, 1525 West W.T. Harris Blvd., Charlotte, North Carolina 28288-1153.

Additional information relating to our common stock is set forth in Note 10 on pages 74 through 76 in the Annual Report and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

In response to this Item, the information set forth in Table 2 on page 34 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to this Item, the information set forth on pages 12 through 53 in the Annual Report is incorporated herein by reference.

In the fourth quarter of 2000, we revised the way we have reported lower of cost or market ("LOCOM") adjustments in the second and third quarters of 2000 as well as for the full year 2000.

We have previously recorded LOCOM adjustments as "Other Income". Under the new reporting, a LOCOM adjustment that occurs as a result of reclassifying a loan to "Assets Held for Sale" will be recorded as an increase to our "Loan Loss Provision". The increased loan loss provision attributable to the LOCOM adjustment is reflected as a transfer from the "Allowance for Loan Losses". Any subsequent LOCOM adjustment to a loan already in "Assets Held for Sale" will be recorded as "Other Income" as a contra income item.

This change has no effect in our previously reported net income, operating income, charge-offs or loans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In response to this Item, the information set forth on pages 24 through 28, on pages 43 through 49 and in Note 16 on pages 89 and 90 in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In response to this Item, the information set forth in Table 5 on page 36 and on pages 54 through 95 in the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are elected to their offices for one year terms at the board meeting in April of each year. The terms of any executive officers elected after that date expire at the same time as the terms of the executive officers elected on that date. The names of each of our executive officers, their ages, their positions with us, and, if different, their business experience during the past five years, are as follows:

         G. Kennedy Thompson (50). Chairman, since March 1, 2001, Chief Executive Officer, since April 2000, and President, since December 1999. Previously, Vice Chairman, from October 1998 to December 1999, Executive Vice President, from November 1996 to October 1998, and President, First Union-Florida, prior to November 1996. Also, a director of the Corporation.

         Donald A. McMullen, Jr. (52). Vice Chairman, since August 1999. Previously, Executive Vice President.

         Benjamin P. Jenkins, III (56). Vice Chairman, since August 1999. Previously, President, First Union-Florida, from June 1999 to August 1999, and President, First Union-VA/MD/DC, prior to June 1999.

         B. J. Walker (70). Vice Chairman.

         Robert P. Kelly (47). Executive Vice President and Chief Financial Officer, since November 2000. Previously, Vice Chairman-Group office of Toronto Dominion Bank from February 2000 to July 2000, Vice Chairman-Retail Banking from 1997 to February 2000, Vice Chairman from 1996 to 1997, and Executive Vice President prior to 1996.

         Mark C. Treanor (54). Executive Vice President, Secretary and General Counsel, since August 1999. Previously, Senior Vice President and Senior Deputy General Counsel, August 1998 to August 1999, and senior partner, Treanor, Pope & Hughes, prior to August 1998.

         David M. Carroll (43). Executive Vice President and Chief E-Commerce Officer, since May 1999. Previously, President and CEO, First Union-Florida, from January 1998 to May 1999, and President and CEO, First Union-Georgia, prior to December 1997.

         Don R. Johnson (53). Executive Vice President.

         Robert W. J. Nimmo (53). Executive Vice President and Chief Risk Officer, since August 2000. Previously, Chief Risk Officer, Westpac Banking Corp, Sydney, Australia.

         P. Sue Perrotty (47). Executive Vice President, since February 20, 2001. Previously, General Banking Executive, First Union-Penn/Del, April 1998-February 2001, and Executive Vice President, Chief Information Technology Officer, CoreStates Financial Corp, prior to April 1998.

In addition to the foregoing, the information set forth in the Proxy Statement under the heading "General Information and Nominees", and under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

In response to this Item, the information set forth in the Proxy Statement under the heading "Executive Compensation", excluding the information under the subheadings "HR Committee Report on Executive Compensation" and "Performance Graph", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In response to this Item, the information set forth in the Proxy Statement relating to the ownership of common stock by our directors, executive officers and principal stockholders under the headings "Voting Securities and Principal Holders" and "General Information and Nominees" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information set forth in the Proxy Statement under the subheadings "General" and "Certain Relationships" under the heading "Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Our consolidated financial statements, including the notes thereto and independent auditors' report thereon, are set forth on pages 54 through 95 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) During the quarter ended December 31, 2000, we filed the following Current Reports on Form 8-K with the SEC: November 15, 2000, and December 20, 2000. In addition, we filed the following Current Report on Form 8-K with the SEC in the first quarter of 2001: January 18, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FIRST UNION CORPORATION

Date: March 15, 2001

                                                  By: /s/ JAMES H. HATCH
                                                      ---------------------
                                                      JAMES H. HATCH
                                                      SENIOR VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

              SIGNATURE                       CAPACITY
              ---------                       --------
          G. KENNEDY THOMPSON*                Chairman, President, Chief
          ------------------------            Executive Officer and Director
          G. KENNEDY THOMPSON

          ROBERT P. KELLY*                    Executive Vice President and Chief
          ------------------------            Financial Officer
          ROBERT P. KELLY

          JAMES H. HATCH*                     Senior Vice President and
          ------------------------            Corporate Controller (Principal
          JAMES H. HATCH                      Accounting Officer)

          EDWARD E. BARR*                     Director
          ------------------------
          EDWARD E. BARR

          G. ALEX BERNHARDT*                  Director
          ------------------------
          G. ALEX BERNHARDT

          ERSKINE B. BOWLES*                  Director
          ------------------------
          ERSKINE B. BOWLES


          ------------------------            Director
          W. WALDO BRADLEY

          ROBERT J. BROWN*                    Director
          ------------------------
          ROBERT J. BROWN

          ------------------------            Director
          A. DANO DAVIS

          NORWOOD H. DAVIS, JR.*              Director
          ------------------------
          NORWOOD H. DAVIS, JR.

          B. F. DOLAN*                        Director
          ------------------------
          B. F. DOLAN

          RODDEY DOWD, SR.*                   Director
          ------------------------
          RODDEY DOWD, SR.

          WILLIAM H. GOODWIN, JR.*            Director
          ------------------------
          WILLIAM H. GOODWIN, JR.


          ------------------------            Director
          FRANK M. HENRY

               SIGNATURE                       CAPACITY
               ---------                       --------
          ERNEST E. JONES*                     Director
          ------------------------
          ERNEST E. JONES

          HERBERT LOTMAN*                      Director
          HERBERT LOTMAN

          RADFORD D. LOVETT*                   Director
          ------------------------
          RADFORD D. LOVETT

          MACKEY J. MCDONALD*                  Director
          ------------------------
          MACKEY J. MCDONALD

          PATRICIA A. MCFATE*                  Director
          ------------------------
          PATRICIA A. MCFATE

          JOSEPH NEUBAUER*                     Director
          ------------------------
          JOSEPH NEUBAUER

          ------------------------             Director
          JAMES M. SEABROOK

          RUTH G. SHAW*                        Director
          ------------------------
          RUTH G. SHAW

          LANTY L. SMITH*                      Director
          ------------------------
          LANTY L. SMITH


    *By Mark C. Treanor, Attorney-in-Fact

              /s/ MARK C. TREANOR
              -------------------
              MARK C. TREANOR


    Date: March 15, 2001

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

    (4)(b)         The Corporation's Shareholder Protection Rights Agreement.    Incorporated by reference to Exhibit (4)
                                                                                 to the Corporation's Current Report on
                                                                                 Form 8-K dated December 20, 2000.

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

    (10)(c)        The Corporation's Deferred Compensation Plan for              Filed herewith.
                   Non-Employee Directors, as amended.

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

    (10)(g)        Amendment to the Corporation's Supplemental                   Filed herewith.
                   Retirement Plan.

    (10)(h)        The Corporation's Retirement Plan for Non-Employee            Incorporated by reference to Exhibit
                   Directors.                                                    (10)(g) to the Corporation's 1988 Annual
                                                                                 Report on Form 10-K.

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

    (10)(k)        Employment Agreement between the Corporation and              Incorporated by reference to Exhibit (10)(k)
                   Edward E. Crutchfield.                                        to the Corporation's 1994 Annual Report on
                                                                                 Form 10-K.

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


    (10)(n)        Special Retirement Agreement between the Corporation and      Incorporated by reference to Exhibit (10)
                   Edward E. Crutchfield.                                        to the Corporation's 2000 Third Quarter
                                                                                 Report on Form 10-Q.

    (10)(o)        The Corporation's Elective Deferral Plan.                     Incorporated by reference to Exhibit (4)
                                                                                 to the Corporation's Registration
                                                                                 Statement No. 33-60913.

EXHIBIT NO.        DESCRIPTION                                                   LOCATION
-----------        -----------                                                   --------

    (10)(p)        The Corporation's 1996 Master Stock Compensation              Incorporated by reference to Exhibit (10)
                   Plan.                                                         to the Corporation's 1996 First Quarter
                                                                                 Report on Form 10-Q.

    (10)(q)        The Corporation's 1998 Stock Incentive Plan, as amended.      Filed herewith.

    (10)(r)        Employment Agreement between the Corporation                  Incorporated by reference to Exhibit (10)(q)
                   and G. Kennedy Thompson.                                      to the Corporation's 1999 Annual Report on
                                                                                 Form 10-K.

    (10)(s)        Form of Employment Agreement between the                      Incorporated by reference to Exhibit (10)(r)
                   Corporation and Austin A. Adams, David M. Carroll,            to the Corporation's 1999 Annual Report on
                   Benjamin P. Jenkins, III, and Donald A. McMullen, Jr.,        Form 10-K.
                   and certain other Executive Officers of the Corporation.

    (10)(t)        The Corporation's Senior Management Incentive Plan.           Filed herewith.

    (10)(u)        The Corporation's 2000 Cash Performance and Retention Plan.   Filed herewith.

    (12)           Computations of Consolidated Ratios of Earnings to            Filed herewith.
                   Fixed Charges.

    (13)           The Corporation's 2000 Annual Report to                       Filed herewith.
                   Stockholders.**

    (21)           List of the Corporation's subsidiaries.                       Filed herewith.

    (23)           Consent of KPMG LLP.                                          Filed herewith.

    (24)           Power of Attorney.                                            Filed herewith.

    (99)           Business Segments for each of the years in the three-year     Filed herewith.
                   period ended December 31, 2000.

* We agree to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries' long-term debt.

** Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of such Form 10-K.