Form 10-Q
period 2001-03-31
FIRST UNION CORP
filed 2001-05-15
CIK 36995

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

981,343,231 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 2001.

================================================================================

     First Union Corporation ("First Union") may from time to time make written or oral forward-looking statements, including statements contained in First Union's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other First Union communications, including communications related to First Union's pending merger (the "Merger") with Wachovia Corporation ("Wachovia"), which are made in good faith by First Union pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include, among others, statements with respect to First Union's, Wachovia's or, following the Merger, the combined company's, beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of First Union or the combined company, including without limitation, (i) statements relating to the benefits of the Merger, including future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings thay may be realized from the Merger, (ii) statements regarding certain of First Union's goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statemens relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", "projects" or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond First Union's control). The following factors, among others, could cause First Union's and/or the combined company's financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of First Union and Wachovia will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the ability to obtain governmental approvals for the Merger on the proposed terms and schedule; (6) the failure of First Union's and Wachovia's stockholders to approve the Merger; (7) the strength of the United States economy in general and the strength of the local economies in which First Union conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Union's loan portfolio and allowance for loan losses; (8) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (9) inflation, interest rate, market and monetary fluctuations; (10) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on First Union's capital markets and capital management activities, including, without limitation, First Union's mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (11) the timely development of competitive new products and services by First Union and the acceptance of these products and services by new and existing customers; (12) the willingness of customers to accept third party products marketed by First Union; (13) the willingness of customers to substitute competitors' products and services for First Union's products and services and vice versa; (14) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); (15) technological changes; (16) changes in consumer spending and saving habits; (17) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (18) the growth and profitability of First Union's noninterest or fee income being less than expected; (19) unanticipated regulatory or judicial proceedings; (20) the impact of changes in accounting policies by the Securities and Exchange Commission;
(21) adverse changes in financial performance and/or condition of First Union's borrowers which could impact repayment of such borrowers' outstanding loans; and
(22) First Union's success at managing the risks involved in the foregoing.

     First Union cautions that the foregoing list of important factors is not exclusive. First Union does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First Union.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements of First Union within Item 1 include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such consolidated financial statements for the periods indicated.

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

Derivative Financial Instruments and Hedging Activities

On January 1, 2001, First Union adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities.

First Union uses interest rate swaps, futures, options and combinations thereof to manage interest rate risk. Under SFAS 133, First Union may designate a derivative as either a hedge of the fair value of a recognized fixed rate asset or liability or an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability ("cash flow" hedge) or a foreign-currency fair value or cash flow hedge ("foreign currency" hedge). All derivatives are recorded as assets or liabilities in the balance sheet and these instruments are measured at fair value with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Derivatives that do not meet the criteria for designation as a hedge under SFAS 133 at inception, or fail to meet them thereafter, are accounted for as trading account assets.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in the results of operations as other fee income. To the extent of the effectiveness of a hedge, changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of tax. For all hedge relationships, ineffectiveness resulting from differences between the changes in fair value or cash flows of the hedged item and changes in fair value of the derivative are recognized in the results of operations as other fee income. The net interest settlement on derivatives designated as fair value or cash flow hedges is treated as an adjustment to the interest income or expense of the hedged assets or liabilities.

At inception of a hedge transaction, First Union formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge. This process includes identification of the hedging instrument, hedged item, risk being hedged and the methodology for measuring both effectiveness and ineffectiveness. In addition, First Union assesses, both at the inception of the hedge and on an ongoing quarterly basis, whether the derivative used in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item, and whether the derivative is expected to continue to be highly effective. When it is determined that the hedge relationship is no longer highly effective, First Union discontinues hedge accounting prospectively.

First Union will discontinue hedge accounting prospectively when either it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; the derivative expires or is sold, terminated or exercised; the derivative is de-designated because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued, the derivative is reclassified as a trading account asset. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized/accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transaction are still expected to occur, gains and losses that were accumulated in other comprehensive income are amortized/accreted into earnings, or recognized in earnings immediately if the cash flow hedge was discontinued because a forecasted transaction did not occur.

First Union may occasionally purchase or originate a financial instrument or enter into a contract that contains a derivative that is embedded in the financial instrument. First Union determines whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining components of the financial instrument (the host contract) and whether a separate instrument with the same terms as the embedded instrument would meet the definition of a derivative. If applicable, an embedded derivative is separated from the host contract and can be designated as a fair value, cash flow or foreign currency hedge; otherwise, the derivative will be recorded as a freestanding derivative and classified as a trading account asset. However, if the host contract is already accounted for at fair value with changes reported in earnings, the embedded derivative is not separated from the host contract.

                    FIRST UNION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        CONSOLIDATED STATEMENTS OF INCOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of First Union and subsidiaries at March 31, 2001, March 31, 2000, and December 31, 2000, respectively, set forth on page 42 of First Union's First Quarter Financial Supplement for the three months ended March 31, 2001 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of First Union and subsidiaries for the three months ended March 31, 2001 and 2000, set forth on page 43 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of First Union and subsidiaries for the three months ended March 31, 2001 and 2000, set forth on page 44 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 44 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 16 and 17 and pages 36 and 37 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In 1999, in connection with its stock repurchase program, First Union sold 17 million shares of its common stock to an investment banking firm. In connection therewith, First Union agreed to repurchase the 17 million shares or otherwise settle the contract, at First Union's option. In October 2000, First Union repurchased 4 million of those shares leaving 13 million shares to be repurchased as of March 31, 2001. The offer and sale of the shares of common stock by First Union were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
    (2) Agreement and Plan of Merger, dated as of April 15, 2001, by and between First Union and Wachovia (incorporated by reference to Exhibit 2.1 of First Union's Registration Statement on Form S-4 (No. 333-59616).
    (4) Instruments defining the rights of security holders, including indentures.*
   (12)           Computations of Consolidated Ratios of Earnings to Fixed
                  Charges.
   (19)           First Union's First Quarter 2001 Financial Supplement.
   (99) First Union and Wachovia - Unaudited Pro Forma Condensed Combined Financial Information.

* First Union agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of First Union and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 2001, a Current Report on Form 8-K, dated January 18, 2001, was filed with the Commission by First Union. In addition, Current Reports on Form 8-K, dated April 16, 2001, May 3, 2001, and May 15, 2001, were filed with the Commission by First Union.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              FIRST UNION CORPORATION

Date: May 15, 2001
                              By: /s/ JAMES H. HATCH
                                  ------------------
                                  JAMES H. HATCH
                                  SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
    (2) Agreement and Plan of Merger, dated as of April 15, 2001, by and between First Union and Wachovia (incorporated by reference to Exhibit 2.1 of First Union's Registration Statement on Form S-4 (No. 333-59616).
    (4) Instruments defining the rights of security holders, including indentures.*
   (12)           Computations of Consolidated Ratios of Earnings to Fixed
                  Charges.
   (19)           First Union's First Quarter 2001 Financial Supplement.
   (99) First Union and Wachovia - Unaudited Pro Forma Condensed Combined Financial Information.

* First Union agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of First Union and its consolidated subsidiaries.