Form 10-Q/A
period 2001-03-31
FIRST UNION CORP
filed 2001-06-26
CIK 36995

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     These forward-looking statements include, among others, statements with respect to First Union's, Wachovia's or, following the Merger, the combined company's, beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of First Union or the combined company, including without limitation, (i) statements relating to the benefits of the Merger, including future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings that may be realized from the Merger, (ii) statements regarding certain of First Union's goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", "projects" or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond First Union's control). The following factors, among others, could cause First Union's and/or the combined company's financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of First Union and Wachovia will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the ability to obtain governmental approvals for the Merger on the proposed terms and schedule; (6) the failure of First Union's and Wachovia's stockholders to approve the Merger; (7) the strength of the United States economy in general and the strength of the local economies in which First Union conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Union's loan portfolio and allowance for loan losses; (8) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (9) inflation, interest rate, market and monetary fluctuations; (10) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on First Union's capital markets and capital management activities, including, without limitation, First Union's mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (11) the timely development of competitive new products and services by First Union and the acceptance of these products and services by new and existing customers; (12) the willingness of customers to accept third party products marketed by First Union; (13) the willingness of customers to substitute competitors' products and services for First Union's products and services and vice versa; (14) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); (15) technological changes; (16) changes in consumer spending and saving habits; (17) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (18) the growth and profitability of First Union's noninterest or fee income being less than expected; (19) unanticipated regulatory or judicial proceedings; (20) the impact of changes in accounting policies by the Securities and Exchange Commission;
(21) adverse changes in financial performance and/or condition of First Union's borrowers which could impact repayment of such borrowers' outstanding loans; and
(22) First Union's success at managing the risks involved in the foregoing.

     First Union cautions that the foregoing list of important factors is not exclusive. First Union does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of First Union.

                                EXPLANATORY NOTE


     This Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2001 is being filed solely to (i) revise a Note to Consolidated Financial Statements - Derivative Financial Instruments and Hedging Activities and to add a new Note 2 to the Notes to Consolidated Financial Statements - Basic and Diluted Earnings per Share, each in Part I, Item 1, (ii) add a new page 28 related to Table 4 - Business Segments in Exhibit (19), the Financial Supplement, (iii) revise footnote (f) to Table 18 - Risk Management Derivative Financial Instruments in Exhibit (19), the Financial Supplement, and (iv) revise certain portions of Exhibit (99) - First Union and Wachovia - Unaudited Pro Forma Condensed Combined Financial Information.


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT.

Note 1: Derivative Financial Instruments and Hedging Activities

On January 1, 2001, First Union adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as subsequently amended by SFAS 137 and SFAS 138, which establishes accounting and reporting standards for derivatives and hedging activities.

Managing interest rate risk is fundamental to banking. The inherent maturity and repricing characteristics of First Union's day-to-day lending and deposit activities create a naturally asset-sensitive structure. By using combinations of financial instruments, including derivatives, First Union manages the sensitivity of earnings to changes in interest rates within the corporation's established policy guidelines. First Union uses an earnings simulation model to analyze interest rate sensitivity. The impact of derivatives on the corporation's earnings and rate sensitivity is fully incorporated in the earnings simulation model in the same manner as other financial assets and liabilities.

First Union uses derivatives, including interest rate swaps, futures, options and combinations thereof, as a cost- and capital-efficient way to hedge certain assets, liabilities and forecasted transactions. Under SFAS 133, First Union may designate a derivative as either a hedge of the fair value of a recognized fixed rate asset or liability or an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or of the variability of future cash flows of a floating rate asset or liability ("cash flow" hedge) or a foreign-currency fair value or cash flow hedge ("foreign currency" hedge). All derivatives are recorded as assets or liabilities in the balance sheet and these instruments are measured at fair value with unrealized gains and losses recorded either in other comprehensive income or in the results of operations, depending on the purpose for which the derivative is held. Derivatives that do not meet the criteria for designation as a hedge under SFAS 133 at inception, or fail to meet them thereafter, are accounted for as trading account assets.

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

First Union's risk management derivative financial instruments by type of hedging relationship are presented below.


RISK MANAGEMENT DERIVATIVE FINANCIAL
INSTRUMENTS (a)

---------------------------------------------------------------------------------------------------------------------------

                                                                                                            MARCH 31, 2001
                              ---------------------------------------------------------------------------------------------

                                                             GROSS UNREALIZED                         IN-          AVERAGE
                                     NOTIONAL  -------------------------------                 EFFECTIVE-      MATURITY IN
(In millions)                          AMOUNT          GAINS       LOSSES (e)     EQUITY (f)     NESS (f)        YEARS (h)
---------------------------------------------------------------------------------------------------------------------------
ASSET HEDGES

Cash flow hedges (b)

  Interest rate swaps       $          33,286          1,238             (99)            707          (1)             7.74

  Futures                                  25           -               -               -            -                0.25

Fair value  hedges

  Interest rate swaps                       5           -                 (1)           -            -               14.09

  Futures                                 142           -                 (9)           -            -                0.25
----------------------------------------------------------------------------------------------------------

        Total asset hedges  $          33,458          1,238            (109)            707          (1)             7.74
===========================================================================================================================
LIABILITY HEDGES

Cash flow hedges (c)

  Interest rate swaps       $          25,946           -               (624)           (386)         (1)             8.59

  Futures                              77,466           -               (429)           (266)        -                0.25

Fair value  hedges (d)

  Interest rate swaps                   9,970            551              (2)           -            -                6.30

  Options                                 300              1            -               -            -                2.21
----------------------------------------------------------------------------------------------------------
        Total liability
            hedges          $         113,682            552          (1,055)           (652)         (1)             2.69
===========================================================================================================================

(a) Includes only derivative financial instruments related to interest rate risk management activities. All of the company's other derivative financial instruments are classified as trading.

(b) Receive-fixed interest rate swaps with a notional amount of $31.6 billion and with pay rates based on one-to-six month LIBOR are primarily designated as cash flow hedges of the variability in cash flows related to the forecasted interest rate resets of one-to-six month LIBOR-indexed loans. Pay-fixed interest rate swaps with a notional amount of $1.7 billion and with receive rates based on one-month LIBOR are designated as cash flow hedges of securities and have a loss, net of tax, of $60 million in accumulated other comprehensive income.

(c) Derivatives with a notional amount of $94.3 billion are designated as cash flow hedges of the variability in cash flows attributable to the forecasted issuance of fixed rate short-term liabilities that are part of a rollover strategy, primarily repurchase agreements and deposit products. Of this amount, $72.0 billion are Eurodollar futures and $22.3 billion are pay-fixed interest rate swaps with receive rates based on one-to-three month LIBOR, of which $14.1 billion are forward-starting. Pay-fixed interest rate swaps with a notional amount of $3.6 billion, of which $3.3 billion are forward-starting, and with receive rates based on one-to-three month LIBOR are primarily designated as cash flow hedges of the variability in cash flows related to the forecasted interest rate resets of one-to-three month LIBOR-indexed long-term debt. Additionally, Eurodollar futures with a notional amount of $5.5 billion are designated as cash flow hedges of the variability in cash flows related to the forecasted interest rate resets of three month LIBOR-indexed long-term debt.

(d) Receive-fixed interest rate swaps with a notional amount of $10.0 billion and with pay rates based primarily on three-to-six month LIBOR are designated as fair value hedges of fixed rate liabilities, primarily CDs, long-term debt and bank notes.

(e) Represents the fair value of derivative financial instruments less accrued interest receivable or payable.

(f) At March 31, 2001, the net unrealized gain on derivatives included in accumulated other comprehensive income, which is a component of stockholders' equity, was $145 million, net of tax. Of this net of tax amount, $55 million represents the effective portion of the net gains (losses) on derivatives that qualify as cash flow hedges. Gains (losses) will be reclassified into interest income or expense as a yield adjustment of the hedged item in the same period that the hedged cash flows impact earnings. This may occur as interest on the floating rate instruments such as loans, long-term debt and bank notes is accrued, or as fixed rate short-term liabilities are rolled over. As of March 31, 2001, $21 million of net gains, net of tax, recorded in accumulated other comprehensive income are expected to be reclassified as interest income or expense during the next twelve months. The maximum length of time over which cash flow hedges are hedging the variability in future cash flows associated with the forecasted transactions is 25.73 years.

(g) In the three months ended March 31, 2001, losses in the amount of $2 million were recognized in other fee income representing the ineffective portion of the net gains (losses) on derivatives that qualify as cash flow hedges. In addition, net interest income in the three months ended March 31, 2001, includes a reduction to net interest income of $29 million representing ineffectiveness of cash flow hedges caused by differences between the critical terms of the derivative and the hedged item, primarily differences in reset dates.

(h)  Estimated maturity approximates average life.



Note 2: Basic and Diluted Earnings Per Share

The reconciliation between basic and diluted earnings per share for the three months ended March 31, 2001 and March 31, 2000 is presented below:

                                                                                                      Three Months
                                                                                                   Ended March 31,
                                                                            ---------------------------------------

(Dollars in millions, except per share data)                                               2001               2000
-------------------------------------------------------------------------------------------------------------------
Net income                                                                    $             584                840
Less imputed interest on the Corporation's transactions
  in its common stock                                                                        (7)                (4)
-------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                                       $             577                836
===================================================================================================================

Basic earnings per share                                                      $            0.60               0.86
===================================================================================================================

Diluted earnings per share                                                    $            0.59               0.85
===================================================================================================================
Average shares - basic (In thousands)                                                   967,671            972,174
Share equivalents and unvested restricted stock (In thousands)                            8,176              4,099
Incremental shares from equity forward transactions (In thousands)                         -                 7,822
-------------------------------------------------------------------------------------------------------------------

Average shares - diluted (In thousands)                                                 975,847            984,095
===================================================================================================================

                    FIRST UNION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        CONSOLIDATED STATEMENTS OF INCOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of First Union and subsidiaries at March 31, 2001, March 31, 2000, and December 31, 2000, respectively, set forth on page 43 of First Union's First Quarter Financial Supplement for the three months ended March 31, 2001 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income of First Union and subsidiaries for the three months ended March 31, 2001 and 2000, set forth on page 44 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of First Union and subsidiaries for the three months ended March 31, 2001 and 2000, set forth on page 45 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 45 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 15 through 17 and pages 37 and 38 of the Financial Supplement, and in Note 1 to Notes to Consolidated Financial Statements and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    (2) Agreement and Plan of Merger, dated as of April 15, 2001, and amended and restated, by and between First Union and Wachovia (incorporated by reference to Exhibit 2.1 of First Union's Registration Statement on Form S-4 (No. 333-59616).
    (4) Instruments defining the rights of security holders, including indentures.*
   (12)           Computations of Consolidated Ratios of Earnings to Fixed
                  Charges. **
   (19)           First Union's First Quarter 2001 Financial Supplement.
   (99) First Union and Wachovia - Unaudited Pro Forma Condensed Combined Financial Information.

* First Union agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of First Union and its consolidated subsidiaries.

** Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A Amendment No. 1 to be signed on its behalf by the undersigned hereunto duly authorized.


                              FIRST UNION CORPORATION

Date: June 26, 2001
                              By: /s/ JAMES H. HATCH
                                  ------------------
                                  JAMES H. HATCH
                                  SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------
    (2) Agreement and Plan of Merger, dated as of April 15, 2001, and amended and restated, by and between First Union and Wachovia (incorporated by reference to Exhibit 2.1 of First Union's Registration Statement on Form S-4 (No. 333-59616).
    (4) Instruments defining the rights of security holders, including indentures.*
   (12)           Computations of Consolidated Ratios of Earnings to Fixed
                  Charges. **
   (19)           First Union's First Quarter 2001 Financial Supplement.
   (99) First Union and Wachovia - Unaudited Pro Forma Condensed Combined Financial Information.

* First Union agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of First Union and its consolidated subsidiaries.

** Previously filed.