Form 10-Q
period 2001-06-30
FIRST UNION CORP
filed 2001-08-13
CIK 36995

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

979,393,283 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 2001.

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

     These forward-looking statements include, among others, statements with respect to First Union's, Wachovia's or, following the Merger, the combined company's, beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of First Union or the combined company, including without limitation, (i) statements relating to the benefits of the Merger, including future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings that may be realized from the Merger, (ii) statements regarding certain of First Union's goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", "projects" or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond First Union's control). The following factors, among others, could cause First Union's and/or the combined company's financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of First Union and Wachovia will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the ability to obtain governmental approvals for the Merger on the proposed terms and schedule; (6) the strength of the United States economy in general and the strength of the local economies in which First Union conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on First Union's loan portfolio and allowance for loan losses; (7) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (8) inflation, interest rate, market and monetary fluctuations; (9) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on First Union's capital markets and capital management activities, including, without limitation, First Union's mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (10) the timely development of competitive new products and services by First Union and the acceptance of these products and services by new and existing customers; (11) the willingness of customers to accept third party products marketed by First Union; (12) the willingness of customers to substitute competitors' products and services for First Union's products and services and vice versa; (13) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); (14) technological changes; (15) changes in consumer spending and saving habits; (16) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (17) the growth and profitability of First Union's noninterest or fee income being less than expected; (18) unanticipated regulatory or judicial proceedings; (19) the impact of changes in accounting policies by the Securities and Exchange Commission;
(20) adverse changes in financial performance and/or condition of First Union's borrowers which could impact repayment of such borrowers' outstanding loans; and
(21) First Union's success at managing the risks involved in the foregoing.

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

NOTE TO CONSOLIDATED FINANCIAL STATEMENT.

Note 1: Basic and Diluted Earnings Per Share

The reconciliation between basic and diluted earnings per share for the three and six months ended June 30, 2001 and June 30, 2000 is presented below:

                                                                                   Three                  Six Months
                                                                            Months Ended                       Ended
                                                                                June 30,                    June 30,
                                                                -----------------------------------------------------

(Dollars in millions, except per share data)                           2001         2000         2001           2000
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $          633       (2,199)       1,217         (1,359)
Less imputed interest on the Corporation's transactions
  in its common stock                                                    (5)          (6)         (13)           (10)
---------------------------------------------------------------------------------------------------------------------
Income (loss) available to common                            $          628       (2,205)       1,204         (1,369)
stockholders
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                     $         0.65        (2.27)        1.24          (1.41)
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                   $         0.64        (2.27)        1.23          (1.41)
---------------------------------------------------------------------------------------------------------------------
Average shares - basic (In thousands)                               969,333      969,707      968,502        970,940
Share equivalents, unvested restricted stock and
incremental
  shares from forward purchase contracts (In thousands)               8,852          n/a        8,476            n/a
Incremental shares from equity forward transactions (In
thousands)                                                                -          n/a            -            n/a
---------------------------------------------------------------------------------------------------------------------
Average shares - diluted (In thousands)                             978,185      969,707      976,978        970,940
---------------------------------------------------------------------------------------------------------------------

n/a - The result of including share amounts in determining diluted earnings per share in periods for which there was a net loss would be antidilutive, and therefore, the share amounts for the three and six months periods ended June 30, 2000, have been appropriately excluded.

                    FIRST UNION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        CONSOLIDATED STATEMENTS OF INCOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of First Union and subsidiaries at June 30, 2001, June 30, 2000, and December 31, 2000, respectively, set forth on page 55 of First Union's Second Quarter Financial Supplement for the six months ended June 30, 2001 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income (Loss) of First Union and subsidiaries for the three and six months ended June 30, 2001 and 2000, set forth on pages 56 and 57 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of First Union and subsidiaries for the six months ended June 30, 2001 and 2000, set forth on page 58 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 58 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 16 through 18 and pages 46 through 48 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In 1999, in connection with its stock repurchase program, First Union sold 17 million shares of its common stock to an investment banking firm. In connection therewith, First Union agreed to repurchase the 17 million shares or otherwise settle the contract, at First Union's option. In October 2000, First Union repurchased 4 million of those shares leaving 13 million shares to be repurchased as of June 30, 2001. The offer and sale of the shares of common stock by First Union were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of the Corporation held on July 31, 2001, the following proposals were submitted to a vote of the holders of the Corporation's common stock voting as indicated:

1. Approval of the plan of merger contained in the Agreement and Plan of Merger, dated as of April 15, 2001 (as amended and restated), between the Corporation and Wachovia Corporation:

         FOR              AGAINST           ABSTAIN             BROKER NON-VOTES
     729,826,077         24,918,177        8,222,278               94,946,291

2. Approval of a proposal to elect the following individuals as directors of the
Corporation:

                                             FOR           WITHHELD
  Class III directors:
  G. Alex Bernhardt, Sr. ............... 808,220,432      49,692,391
  Joseph Neubauer ...................... 808,391,822      49,521,001
  Ruth G. Shaw ......................... 808,074,360      49,838,463
  Lanty L. Smith ....................... 807,928,486      49,984,337

  Class I director:
  Roddey Dowd, Sr. ..................... 807,742,524      50,170,299

3. Approval of a proposal to approve the Corporation's Senior Management Incentive Plan:

           FOR                    AGAINST                     ABSTAIN
       747,592,003              91,460,079                   18,860,741

4. Approval of a proposal to approve an amendment to the Corporation's 1998 Stock Incentive Plan:

           FOR                    AGAINST                     ABSTAIN
       717,195,827              121,059,065                 19,657,931

5. Approval of a proposal to ratify the appointment of KPMG LLP as auditors for the Corporation in 2001:

           FOR                    AGAINST                     ABSTAIN
       815,362,701              32,851,839                   9,698,283

6. Disapproval of a stockholder proposal regarding political contributions:

         FOR              AGAINST           ABSTAIN             BROKER NON-VOTES
     48,947,713         678,585,887       35,432,932               94,946,291

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

      (2) Agreement and Plan of Merger, dated as of April 15, 2001, as amended and restated, by and between First Union and Wachovia (incorporated by reference to Exhibit 2.1 of First Union's Registration Statement on Form S-4 (No. 333-59616), and to
               Exhibit 2.1 of First Union's Current Report on Form 8-K dated July 23, 2001).

      (4)(a) Amendment, dated as of June 18, 2001, to First Union Corporation Shareholder Protection Rights Agreement, dated as of December 19, 2000, between First Union and First Union National Bank.

      (4)(b) Instruments defining the rights of security holders, including indentures.*

      (12)     Computations of Consolidated Ratios of Earnings to Fixed
               Charges.

      (19)     First Union's Second Quarter 2001 Financial Supplement.

      (99) First Union and Wachovia - Unaudited Pro Forma Condensed Combined Financial Information.

* First Union agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of First Union and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended June 30, 2001, Current Reports on Form 8-K, dated April 16, 2001 (as amended on June 25, 2001), May 3, 2001, and May 15, 2001 (as amended on June 25, 2001), were filed with the Commission by First Union. In addition, Current Reports on Form 8-K, dated July 12, 2001, July 20, 2001, and July 23, 2001, were filed with the Commission by First Union.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               FIRST UNION CORPORATION

Date: August 13, 2001
                               By: /s/ JAMES H. HATCH
                                   ------------------
                                  JAMES H. HATCH
                                  SENIOR VICE PRESIDENT AND CORPORATE CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

      (2) Agreement and Plan of Merger, dated as of April 15, 2001, as amended and restated, by and between First Union and Wachovia (incorporated by reference to Exhibit 2.1 of First Union's Registration Statement on Form S-4 (No. 333-59616), and to
               Exhibit 2.1 of First Union's Current Report on Form 8-K dated July 23, 2001).

      (4)(a) Amendment, dated as of June 18, 2001, to First Union Corporation Shareholder Protection Rights Agreement, dated as of December 19, 2000, between First Union and First Union National Bank.

      (4)(b) Instruments defining the rights of security holders, including indentures.*

      (12)     Computations of Consolidated Ratios of Earnings to Fixed
               Charges.

      (19)     First Union's Second Quarter 2001 Financial Supplement.

      (99) First Union and Wachovia - Unaudited Pro Forma Condensed Combined Financial Information.

* First Union agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of First Union and its consolidated subsidiaries.