Form 10-Q
period 2001-09-30
WACHOVIA CORP NEW
filed 2001-11-14
CIK 36995

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-10000

                              WACHOVIA CORPORATION
             (Exact name of registrant as specified in its charter)


              NORTH CAROLINA                            56-0898180
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                              WACHOVIA CORPORATION
                             ONE FIRST UNION CENTER
                      CHARLOTTE, NORTH CAROLINA 28288-0013
                    (Address of principal executive offices)
                                   (Zip Code)

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

1,360,878,340 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 2001.

================================================================================

     Wachovia Corporation (formerly named First Union Corporation, "Wachovia") may from time to time make written or oral forward-looking statements, including statements contained in Wachovia's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia communications, which are made in good faith by Wachovia pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include, among others, statements with respect to Wachovia's beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between the former Wachovia Corporation ("Legacy Wachovia") and Wachovia completed on September 1, 2001 (the "Merger"), including future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings that may be realized from the Merger, (ii) statements regarding certain of Wachovia's goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", "projects" or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia's control). The following factors, among others, could cause Wachovia's financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and Legacy Wachovia in connection with the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia's loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia's capital markets and capital management activities, including, without limitation, Wachovia's mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors' products and services for Wachovia's products and services and vice versa; (12) the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions;
(16) the growth and profitability of Wachovia's noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings; (18) the impact of changes in accounting policies by the Securities and Exchange Commission; (19) adverse changes in financial performance and/or condition of Wachovia's borrowers which could impact repayment of such borrowers' outstanding loans; (20) the impact on Wachovia's businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia's success at managing the risks involved in the foregoing.

     Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

     The following unaudited consolidated financial statements of Wachovia within Item 1 include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of such consolidated financial statements for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT.

Note 1: Basic and Diluted Earnings Per Common Share

The reconciliation between basic and diluted earnings per common share for the three and nine months ended September 30, 2001 and September 30, 2000 is presented below:

                                                                             Three Months                  Nine Months
                                                                                    Ended                        Ended
                                                                            September 30,                September 30,
                                                                -------------------------------------------------------

(Dollars in millions, except per share data)                           2001           2000         2001           2000
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                            $        (334)           852          883           (507)
Less imputed interest on the Corporation's transactions
  in its common stock                                                   (1)            (6)         (14)           (16)
-----------------------------------------------------------------------------------------------------------------------
Income (loss) available to common stockholders               $        (335)           846          869           (523)
=======================================================================================================================
Basic earnings per common share                              $       (0.31)           0.87         0.86         (0.54)
=======================================================================================================================
Diluted earnings per common share                            $       (0.31)           0.86         0.85         (0.54)
=======================================================================================================================
Average common shares - basic (In thousands)                      1,094,398        971,453    1,010,467        971,111
Common share equivalents, unvested restricted stock,
  incremental common shares from forward purchase
  contracts and convertible long-term debt assumed
  converted (In thousands)                                              N/A          3,170        9,254            n/a
Incremental common shares from equity forward transactions
(In thousands)                                                          N/A         12,140            -            n/a
-----------------------------------------------------------------------------------------------------------------------
Average common shares - diluted (In thousands)                    1,094,398        986,763    1,019,721        971,111
=======================================================================================================================

n/a - The result of including common share amounts in determining diluted earnings per common share in periods for which there was a net loss would be antidilutive, and therefore, the common share amounts for the three-month period ended September 30, 2001 and the nine-month period ended September 30, 2000, have been appropriately excluded.



Note 2: Information Related to Merger

Information related to the Merger with Legacy Wachovia is included in Exhibit (99).

                      WACHOVIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        CONSOLIDATED STATEMENTS OF INCOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2001, September 30, 2000, and December 31, 2000, respectively, set forth on page 58 of Wachovia's Third Quarter Financial Supplement for the nine months ended September 30, 2001 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income (Loss) of Wachovia and subsidiaries for the three and nine months ended September 30, 2001 and 2000, set forth on pages 59 and 60 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2001 and 2000, set forth on page 61 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 21 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 17 through 19 and pages 49 through 51 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In 1999, in connection with its stock repurchase program, Wachovia sold 17 million shares of its common stock to an investment banking firm. In connection therewith, Wachovia agreed to repurchase the 17 million shares or otherwise settle the contract, at Wachovia's option. In October 2000, Wachovia repurchased 4 million of those shares and in August 2001, Wachovia repurchased an additional 10 million shares leaving 3 million shares to be repurchased as of September 30, 2001. The offer and sale of the shares of common stock by Wachovia were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof because such offer and sale did not involve a public offering.

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

  (3)(a)          Restated Articles of Incorporation of Wachovia.

  (3)(b)          Amended and Restated By-laws of Wachovia.

   (4) Instruments defining the rights of security holders, including indentures.*

   (12)           Computations of Consolidated Ratios of Earnings to Fixed
                  Charges.

   (19)           Wachovia's Third Quarter 2001 Financial Supplement.

   (99) First Union and Former Wachovia - Unaudited Statement of Net Assets Acquired and unaudited Pro Forma Consolidated Condensed Statements of Income (Loss)

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended September 30, 2001, Current Reports on Form 8-K, dated July 12, 2001, July 20, 2001, July 23, 2001, August 30, 2001, and
September 6, 2001, were filed with the Commission by Wachovia. In addition, a Current Report on Form 8-K dated October 23, 2001 has been filed with the Commission by Wachovia.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              WACHOVIA CORPORATION

Date: November 14, 2001
                              By: /s/ DAVID M. JULIAN
                                  ----------------------------------------------
                                  DAVID M. JULIAN
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

  (3)(a)          Restated Articles of Incorporation of Wachovia.

  (3)(b)          Amended and Restated By-laws of Wachovia.

    (4) Instruments defining the rights of security holders, including indentures.*

    (12)          Computations of Consolidated Ratios of Earnings to Fixed
                  Charges.

    (19)          Wachovia's Third Quarter 2001 Financial Supplement.

    (99) First Union and Former Wachovia - Unaudited Statement of Net Assets Acquired and unaudited Pro Forma Consolidated Condensed Statements of Income (Loss)

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.