Form 10-K
period 2001-12-31
WACHOVIA CORP NEW
filed 2002-03-14
CIK 36995

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (the "EXCHANGE ACT") for the fiscal year ended
December 31, 2001
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
for the transition period from  __________  to ____________

Commission file number 1-10000

                              WACHOVIA CORPORATION
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                               56-0898180
    (State of incorporation)               (I.R.S. Employer Identification No.)

        ONE WACHOVIA CENTER
            CHARLOTTE, NC                              28288-0013
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (704) 374-6565

      Securities registered pursuant to Section 12(b) of the Exchange Act:

   TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH REGISTERED
---------------------------------     ------------------------------------------
Common Stock, $3.33 1/3 par value     New York Stock Exchange, Inc. (the "NYSE")
   (including attached rights)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                              TITLE OF EACH CLASS
                     --------------------------------------
                     Dividend Equalization Preferred shares
                                  no par value

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

As of January 31, 2002, there were 1,362,460,464 shares of the registrant's common stock outstanding, $3.33 1/3 par value per share, and based on the last reported sale price of $33.25 per share on the NYSE on such date, the aggregate market value of the registrant's common stock held by those persons deemed by the registrant to be non-affiliates was approximately $45 billion.

                DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

                  INCORPORATED DOCUMENTS                                 WHERE INCORPORATED IN FORM 10-K
                  ----------------------                                 --------------------------------
1.    Certain portions of the Corporation's Annual              Part I -- Items 1 and 2;  Part II -- Items 5, 6, 7, 7A and 8.
      Report to Stockholders for the year ended
       December 31, 2001 ("Annual Report").

2.    Certain portions of the Corporation's Proxy               Part III -- Items 10, 11, 12 and 13.
      Statement for the Annual Meeting of Stockholders
      to be held on April 16, 2002 ("Proxy Statement").

                                     PART I

Wachovia Corporation (formerly named First Union Corporation, "Wachovia") may from time to time make written or oral forward-looking statements, including statements contained in Wachovia's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia communications, which Wachovia makes in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, among others, statements with respect to Wachovia's beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between the former Wachovia Corporation ("Legacy Wachovia") and Wachovia completed on September 1, 2001 (the "Merger"), including future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings thay may be realized from the Merger, (ii) statements regarding certain of Wachovia's goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan", "projects", "outlook" or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia's control). The following factors, among others, could cause Wachovia's financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and Legacy Wachovia in connection with the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia's loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia's capital markets and capital management activities, including, without limitation, Wachovia's mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors' products and services for Wachovia's products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia's non-interest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings; (18) the impact of changes in accounting policies by the Securities and Exchange Commission; (19) adverse changes in financial performance and/or condition of Wachovia's borrowers which could impact repayment of such borrowers' outstanding loans; (20) the impact on Wachovia's businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and
(21) Wachovia's success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia incorporates by reference those factors included in our previously filed current reports on Form 8-K. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

ITEM 1.  BUSINESS.

GENERAL

Wachovia Corporation (formerly named First Union Corporation, "Wachovia") was incorporated under the laws of North Carolina in 1967 and is registered as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended. Pursuant to a corporate reorganization in 1968, a predecessor of First Union National Bank ("FUNB") and First Union Mortgage Corporation, a mortgage banking firm acquired in 1964, became our subsidiaries. The merger of Wachovia Corporation ("Legacy Wachovia") and First Union Corporation ("Legacy First Union") was effective September 1, 2001. Legacy First Union changed its name to "Wachovia Corporation" on the date of the merger. As the surviving corporate entity in the merger, information contained in this Annual Report on Form 10-K, unless indicated otherwise, includes information about Legacy First Union only. Whenever we use the "Wachovia" name in this Annual Report on Form 10-K, we mean the new combined company and, before the merger, Legacy First Union, unless indicated otherwise.

We provide a wide range of commercial and retail banking and trust services through full-service banking offices in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Washington, D.C. FUNB, based in Charlotte, North Carolina, operates those offices, except in Delaware, where First Union National Bank of Delaware operates the offices. In addition, Wachovia Bank, National Association ("WBNA"), based in Winston-Salem, North Carolina, operates retail banking and trust services through full-service banking offices in Florida, Georgia, North Carolina, South Carolina and Virginia. We expect to merge FUNB and WBNA on or around April 1, 2002, and the name of the surviving bank shall be "Wachovia Bank, National Association". We also provide various other financial services, including mortgage banking, credit card, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries.

Our principal executive offices are located at One Wachovia Center, 301 South College Street, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

Since the 1985 Supreme Court decision upholding regional interstate banking legislation, we have concentrated our efforts on building a large, diversified financial services organization, primarily doing business in the eastern region of the United States. Since November 1985, Legacy First Union has completed over 90 banking-related acquisitions.

With the completion of our merger with Legacy Wachovia, we are focused on generating improved core earnings growth from our four key businesses, including Capital Management, the General Bank, Wealth Management and Corporate & Investment Banking. We are focused on integrating Legacy Wachovia and Legacy First Union's business operations over a planned three-year integration period. We will continue to evaluate our operations and organizational structures to ensure they are closely aligned with our goal of maximizing performance in our core business lines. When consistent with our overall business strategy, we may consider the disposition of certain assets, branches, subsidiaries or lines of business. We routinely explore acquisition opportunities, particularly in areas that would complement our core business lines, and frequently conduct due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected.

Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 20 through 24 and in Note 11 on pages 91 through 93 in the Annual Report and incorporated herein by reference. Information relating to Wachovia Corporation only is set forth in Note 17 on pages 104 through 107 in the Annual Report and incorporated herein by reference.

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

GENERAL

As a financial holding company and a bank holding company, Wachovia is subject to regulation under the Bank Holding Company Act and its examination and reporting requirements. The earnings of our subsidiaries, and therefore our earnings, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation (the "FDIC"). In addition, there are numerous governmental requirements and regulations which affect our activities and the activities of our subsidiaries.

PAYMENT OF DIVIDENDS

Wachovia Corporation is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of our revenues result from amounts paid as dividends to us by our national bank subsidiaries. The Comptroller's prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends which would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses.

Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2001, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $999 million to us during 2002. In 2001, our subsidiaries paid $1.6 billion in cash dividends to us.

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

BORROWINGS

There are also various legal restrictions on the extent to which we and our non-bank subsidiaries can borrow or otherwise obtain credit from our banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of us or those non-bank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to us and all non-bank subsidiaries in the aggregate, to 20% of such lending bank's capital stock and surplus.

CAPITAL ADEQUACY

Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital", and together with tier 1 capital, "total capital"). At December 31, 2001, our tier 1 capital and total capital ratios were 7.04% and 11.08%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2001, was 6.19%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 17 on page 53 in the Annual Report and incorporated herein by reference.

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

Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;
(ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2001, all of our deposit-taking subsidiary banks had capital levels that qualify them as being "well capitalized" under those regulations.

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

INTERSTATE BANKING AND BRANCHING LEGISLATION

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, it authorized, beginning June 1, 1997, a bank to merge with a bank in another state as long as neither of the states opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. In addition, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. It was pursuant to authority from IBBEA that we reorganized certain of our subsidiary banks in 1997 and in February 1998, as a result of which FUNB, based in Charlotte, North Carolina, operates in 10 states and Washington, D.C. In addition, on April 1, 2002, we plan to merge FUNB and WBNA pursuant to this statutory authorization.

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

This part of the Modernization Act became effective on March 11, 2000. The Federal Reserve Board notified us that, effective March 13, 2000, we are authorized to operate as a financial holding company and therefore are eligible to engage in the broader range of activities that are permitted by the Modernization Act. The Modernization Act will also modify other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions will generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

INTERNATIONAL MONEY LAUNDERING ABATEMENT AND FINANCIAL ANTI-TERRORISM ACT
OF 2001

On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the "IMLAFA"). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. As of the date of this filing, we have not determined the impact that IMLAFA will have on Wachovia's operations but the impact is not expected to be material. Wachovia will establish policies and procedures to ensure compliance with the IMLAFA.

ADDITIONAL INFORMATION

Additional information related to certain accounting and regulatory matters is set forth on pages 35 through 37 in the Annual Report and incorporated herein by reference.

ITEM 2.  PROPERTIES.

As of December 31, 2001, we and our subsidiaries owned 1,654 locations and leased 3,842 locations in 48 states, Washington, D.C., Puerto Rico and 27 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as our administrative headquarters. Additional information relating to our lease commitments is set forth in Note 16 on page 103 in the Annual Report and incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

We and certain of our subsidiaries have been named as defendants in various legal actions arising from their normal business activities in which varying amounts are claimed. Although the amount of any ultimate liability with respect to those matters cannot be determined, in management's opinion, based upon the opinions of counsel, any such liability will not have a material effect on our and our subsidiaries' consolidated financial position or results of operations.

A number of purported class actions were filed in June through August 1999 against us in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions named us and certain of our executive officers as defendants and were purported to be on behalf of persons who purchased shares of our common stock from August 14, 1998, through May 24, 1999. These actions were consolidated into one case in the U.S. District Court for the Western District of North Carolina in October 1999. These complaints alleged various violations of federal securities law, including violations of Section 10(b) of the Exchange Act, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for our common stock. The complaints alleged that management failed to disclose integration problems in the CoreStates Financial Corp merger and misstated the value of our interest in certain mortgage-backed securities of The Money Store, Inc. ("TMSI") acquired by Legacy First Union on June 30, 1998. Plaintiffs sought a judgment awarding damages and other relief. On January 10, 2001, the U.S. District Court for the Western District of North Carolina granted our motion to dismiss the litigation for failure to state a claim upon which relief could be granted. Although the plaintiffs did not appeal this ruling, they sought, and received permission to file an amended complaint. In August 2001, plaintiffs filed an amended complaint that abandoned their previous allegations concerning the CoreStates Financial Corp merger and primarily raised new allegations of irregularities at TMSI prior to its acquisition by Legacy First Union. In October 2001, we filed a motion to dismiss this new complaint on several grounds, including that the complaint is barred by the statute of limitations. The court has not ruled on our motion to dismiss. We believe the allegations contained in these actions are without merit and will vigorously defend them. We believe that the ultimate outcome of this litigation will not have a material adverse effect on our consolidated financial position.

On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation
v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. ("CoreStates"), a predecessor of First Union National Bank, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon our motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. We believe that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. We appeared before the Pennsylvania Superior Court in November 2001 to argue our appeal to reverse the trial court's decision and await the appellate court's decision on our appeal. We will vigorously pursue our pending post-trial motions and our right of appeal. We believe, after consultation with external counsel, that the ultimate outcome of this litigation will not have a material adverse effect on our consolidated financial position.

A number of lawsuits have been filed in 2000 and 2001 against TMSI and certain other affiliates in various jurisdictions. Substantially all of the plaintiffs were borrowers of TMSI prior to our acquisition of TMSI in June 1998. The borrower plaintiffs generally allege violations of federal and/or state law in connection with TMSI lending activities. The plaintiffs in these lawsuits are seeking compensatory and punitive damages and other relief. We will vigorously defend the claims alleged in these cases. We believe that the ultimate outcome of these cases, individually and in the aggregate, will not result in judgments that would have a material adverse effect on our consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the NYSE. Table 5 on page 44 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2001, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2001, there were 191,231 holders of record of the common stock.

In connection with the merger with Legacy Wachovia, holders of shares of Legacy Wachovia common stock elected to receive, in addition to 2 shares of Wachovia common stock, either a one-time $0.48 cash payment or 2 shares of a new class of Wachovia preferred stock. At December 31, 2001, 96,138,876 Wachovia Dividend Equalization Preferred shares ("DEPs") were issued in connection with the merger. The DEPs pay a quarterly dividend per share equal to the difference between $0.30 and the quarterly dividend paid per share on Wachovia common stock. The DEPs are not listed on a national securities exchange and have no voting rights. Wachovia will cease to pay a dividend on the DEPs when Wachovia's common stock dividend equals at least $1.20 per share in the aggregate for four consecutive quarters.

Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under "Business -- Supervision and Regulation; Payment of Dividends" and in Note 17 on page 104 in the Annual Report and incorporated herein by reference.

Under our Shareholder Protection Rights Agreement, each outstanding common stock share has a right attached to it. This right remains attached unless a separation time occurs. At separation time, common shareholders will receive separate certificates for these rights. Each right entitles its owner to purchase at separation time one one-hundredth of a share of a participating series of Class A preferred stock for $105. This series of Class A preferred stock would have economic and voting terms similar to those of one common stock share. Separation time would generally occur at the earlier of the following two dates:

         - the tenth business day after any person commences a tender or exchange offer that entitles that person to 10% or more of our outstanding common stock, or

         - the tenth business day after we publicly announce that a person has acquired beneficial ownership of 10% or more of our outstanding common stock.

These rights will not trade separately from the shares of common stock until separation time occurs, and may be exercised on the business day immediately after the separation time. The rights will expire at the earliest of:

         - the date on which our board of directors elects to exchange the rights for our common stock or preferred stock as described below;

         - the close of business on December 28, 2010, unless our board of directors extends that time; or

         - the date on which the rights are terminated as described below.

Once we publicly announce that a person has acquired 10% of our outstanding common stock, we can allow for rights holders to buy our common stock for half of its market value. For example, we would sell to each rights holder common stock shares worth $210 for $105 in cash. At the same time, any rights held by the 10% owner or any of its affiliates, associates or transferees will be void. In addition, if we are acquired in a merger or other business combination after a person has become a 10% owner, the rights held by shareholders would become exercisable to purchase the acquiring company's common stock for half of its market value.

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

The rights will not prevent a takeover of Wachovia. The rights, however, may cause substantial dilution to a person or group that acquires 10% or more of common stock unless our board first terminates the rights. Nevertheless, the rights should not interfere with a transaction that is in Wachovia's and its shareholders' best interests because the rights can be terminated by the board before that transaction is completed.

The complete terms of the rights are contained in the Shareholder Protection Rights Agreement. The foregoing description of the rights and the rights agreement is qualified in its entirety by reference to the agreement. A copy of the rights agreement can be obtained upon written request to First Union National Bank, 1525 West W.T. Harris Blvd., Charlotte, North Carolina 28288-1153.

On November 1, 2001, Wachovia acquired The Rhodes Agency, Inc. In connection with that acquisition, Wachovia issued an aggregate of 168,536 shares of Wachovia common stock to the stockholder of Rhodes. The sale of the shares of common stock by Wachovia were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because the sale did not involve a public offering.

Additional information relating to our common stock and the DEPs is set forth in
Note 10 on pages 88 through 90 in the Annual Report and incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

In response to this Item, the information set forth in Table 2 on page 42 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to this Item, the information set forth on pages 16 through 62 in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In response to this Item, the information set forth on pages 31 through 35, on pages 45 through 47, on pages 54 through 57 and in Note 16 on pages 102 and 103 in the Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In response to this Item, the information set forth in Table 5 on page 44 and on pages 63 through 107 in the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are generally elected to their offices for one year terms at the board meeting in April of each year. The terms of any executive officers elected after that date expire at the same time as the terms of the executive officers elected on that date. Following the merger between Legacy Wachovia and Legacy First Union, Wachovia elected certain Legacy Wachovia executives to be executive officers of Wachovia. The names of each of our executive officers, their ages, their positions with us, and, if different, their business experience during the past five years, are as follows:

         L. M. Baker, Jr. (59). Chairman, since September 2001. Previously, Chairman (since 1998), Chief Executive Officer and President, Legacy Wachovia, prior to September 1, 2001. Also, a director of the Corporation.

         G. Kennedy Thompson (51). Chief Executive Officer, since April 2000, and President, since December 1999. Previously, Chairman, from March 2001 to September 2001, Vice Chairman, from October 1998 to December 1999, Executive Vice President, from November 1996 to October 1998. Also, a director of the Corporation.

         Robert S. McCoy, Jr. (63). Vice Chairman, since September 2001. Previously, Vice Chairman and Chief Financial Officer, from April 1999 to September 2001, and Senior Executive Vice President and Chief Financial Officer, prior to April 1999, Legacy Wachovia.

         B. J. Walker (71). Vice Chairman.

         David M. Carroll (44). Senior Executive Vice President, since September 2001. Previously, Executive Vice President and Chief E-Commerce Officer, from May 1999 to September 2001, President and CEO, First Union-Florida, from January 1998 to May 1999, and President and CEO, First Union-Georgia, prior to December 1997.

         Stephen E. Cummings (46). Senior Executive Vice President and Co-Head, Corporate & Investment Banking, since February 2002. Previously, Senior Vice President of First Union Securities, Inc. and Co-Head, Corporate & Investment Banking, from January 2000 to February 2002, Co-Head, Investment Banking from January 1999 to December 1999, and Chairman and CEO, Bowles Hollowell Conner & Co., prior to April 1998.

         Jean E. Davis (46). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Wachovia Operational Services, from February 1999 to September 2001, Human Resources Director, from February 1998 to February 1999, and prior to February 1998, Regional Executive-Piedmont Triad Region, Legacy Wachovia.

         Malcolm E. Everett, III (55). Senior Executive Vice President, since September 2001. Previously, President, First Union-Southwest Region, from January 2001 to September 2001, President, First Union-Mid Atlantic, from May 1999 to January 2001, Chairman, Chief Executive Officer and President, First Union-Carolinas, from January 1998 to May 1999, and Chairman and Chief Executive Officer, First Union-North Carolina, prior to January 1998.

         Paul G. George (50). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Legacy Wachovia, prior to September 2001.

         W. Barnes Hauptfuhrer (47). Senior Executive Vice President and Co-Head, Corporate & Investment Banking, since February 2002. Previously, Senior Vice President of First Union Securities, Inc. and Co-Head, Corporate & Investment Banking, from January 2000 to February 2002, Co-Head, Investment Banking from January 1999 to December 1999, and Managing Partner and Head of First Union Capital Partners, Inc., prior to January 1999.

         Benjamin P. Jenkins, III (57). Senior Executive Vice President, since September 2001. Previously, Vice Chairman, from August 1999 to September 2001, President, First Union-Florida, from June 1999 to August 1999, and President, First Union-VA/MD/DC, prior to June 1999.

         Robert P. Kelly (48). Senior Executive Vice President and Chief Financial Officer, since September 2001. Previously, Executive Vice President and Chief Financial Officer, from November 2000 to September 2001, Vice Chairman-

         Group Office of Toronto Dominion Bank from February 2000 to July 2000, Vice Chairman-Retail Banking from 1997 to February 2000, and Vice Chairman from 1996 to 1997.

         Stanhope A. Kelly (44). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President, from January 2000 to September 2001, and Senior Vice President, prior to January 2000, Legacy Wachovia.

         Donald A. McMullen, Jr. (53). Senior Executive Vice President, since September 2001. Previously, Vice Chairman, from August 1999 to September 2001, and Executive Vice President prior to August 1999.

         Mark C. Treanor (55). Senior Executive Vice President, Secretary and General Counsel, since September 2001. Previously, Executive Vice President, Secretary and General Counsel, from August 1999 to September 2001, Senior Vice President and Senior Deputy General Counsel, August 1998 to August 1999, and senior partner, Treanor, Pope & Hughes, prior to August 1998.

         Donald K. Truslow (43). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President and Chief Risk Officer, from August 2000 to September 2001, and Comptroller and Treasurer, prior to August 2000, Legacy Wachovia.

In addition to the foregoing, the information set forth in the Proxy Statement under the heading "General Information and Nominees", and under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

In response to this Item, the information set forth in the Proxy Statement under the heading "Executive Compensation", excluding the information under the subheadings "Compensation Committee Report on Executive Compensation" and "Performance Graph", is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

In response to this Item, the information set forth in the Proxy Statement relating to the ownership of common stock and DEPs by our directors, executive officers and principal stockholders under the headings "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information set forth in the Proxy Statement under the heading "Other Matters Relating to Executive Officers and Directors" is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Our consolidated financial statements, including the notes thereto and independent auditors' report thereon, are set forth on pages 63 through 107 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) During the quarter ended December 31, 2001, we filed the following Current Reports on Form 8-K with the SEC: October 23, 2001. In addition, we filed the following Current Report on Form 8-K with the SEC in the first quarter of 2002:
January 23, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WACHOVIA CORPORATION

Date: March 14, 2002

                                       BY: /s/ DAVID M. JULIAN
                                          --------------------------------------
                                          DAVID M. JULIAN
                                          SENIOR VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

        SIGNATURE                       CAPACITY
        ---------                       --------

 LESLIE M. BAKER, JR.*         Chairman and Director
 ---------------------
 LESLIE M. BAKER, JR.

 G. KENNEDY THOMPSON*          President, Chief Executive Officer and Director
 --------------------
 G. KENNEDY THOMPSON

 ROBERT P. KELLY*              Senior Executive Vice President and Chief
 ----------------              Financial Officer
 ROBERT P. KELLY

 DAVID M. JULIAN*              Senior Vice President and Corporate Controller
 ----------------              (Principal Accounting Officer)
 DAVID M. JULIAN

 F. DUANE ACKERMAN*            Director
 ------------------
 F. DUANE ACKERMAN

 JOHN D. BAKER, II*            Director
 ------------------
 JOHN D. BAKER, II

 JAMES S. BALLOUN*             Director
 -----------------
 JAMES S. BALLOUN

 ROBERT J. BROWN*              Director
 ----------------
 ROBERT J. BROWN

                               Director
 --------------------
 PETER C. BROWNING

 JOHN T. CASTEEN, III*         Director
 --------------------
 JOHN T. CASTEEN, III

 WILLIAM H. GOODWIN, JR.*      Director
 ------------------------
 WILLIAM H. GOODWIN, JR.

 ROBERT A. INGRAM*             Director
 -----------------
 ROBERT A. INGRAM

                               Director
 ------------------------
 RADFORD D. LOVETT

 MACKEY J. MCDONALD*           Director
 -------------------
 MACKEY J. MCDONALD

      SIGNATURE                      CAPACITY
      ---------                      --------

JOSEPH NEUBAUER*                     Director
-------------------
JOSEPH NEUBAUER

LLOYD U. NOLAND, III*                Director
--------------------
LLOYD U. NOLAND, III

RUTH G. SHAW*                        Director
-------------
RUTH G. SHAW

LANTY L. SMITH*                      Director
---------------
LANTY L. SMITH

JOHN C. WHITAKER, JR.*               Director
----------------------
JOHN C. WHITAKER, JR.

DONA DAVIS YOUNG*                    Director
-----------------
DONA DAVIS YOUNG

*By Mark C. Treanor, Attorney-in-Fact

             /s/ MARK C. TREANOR
             -------------------
                 MARK C. TREANOR

Date: March 14, 2002

                                  EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION                                                 LOCATION
-----------      -----------                                                 --------
  (2)            Agreement and Plan of Merger, dated as of April 15, 2001    Incorporated by reference to Exhibit 2.1 to
                 and amended and restated, between Legacy First Union        Legacy First Union's Registration Statement
                 and Legacy Wachovia.                                        No. 333-59616.

  (3)(a)         Restated Articles of Incorporation of Wachovia.             Incorporated by reference to Exhibit (3)(a)
                                                                             to Wachovia's 2001 Third Quarter
                                                                             Report on Form 10-Q.

  (3)(b)         Bylaws of Wachovia, as amended.                             Incorporated by reference to Exhibit (3)(b)
                                                                             to Wachovia's 2001 Third Quarter Report
                                                                             on Form 10-Q.

  (4)(a)         Instruments defining the rights of the holders of the       *
                 Corporation's long-term debt.

  (4)(b)         Wachovia's Shareholder Protection Rights Agreement.         Incorporated by reference to Exhibit (4)
                                                                             to Legacy First Union's Current Report on
                                                                             Form 8-K dated December 20, 2000.

 (10)(a)         Wachovia's Deferred Compensation Plan for                   Incorporated by reference to Exhibit
                 Officers.                                                   (10)(b) to Legacy First Union's 1988 Annual
                                                                             Report on Form 10-K.

 (10)(b)         Wachovia's Deferred Compensation Plan for                   Incorporated by reference to Exhibit (10)(c) to
                 Non-Employee Directors, as amended.                         Legacy First Union's 2000 Annual
                                                                             Report on Form 10-K.

 (10)(c)         Wachovia's Contract Executive Deferred                      Incorporated by reference to Exhibit
                 Compensation Plan.                                          (10)(d) to Legacy First Union's 1997 Annual
                                                                             Report on Form 10-K.

 (10)(d)         Wachovia's Supplemental Executive Long-Term                 Incorporated by reference to Exhibit
                 Disability Plan.                                            (10)(d) to Legacy First Union's 1988 Annual
                                                                              Report on Form 10-K.

 (10)(e)         Wachovia's 1988 Master Stock Compensation                   Incorporated  by  reference  to Exhibit (28)
                 Plan.                                                       to Legacy First Union's Registration
                                                                             Statement No. 33-47447.

 (10)(f)         Wachovia's 1992 Master Stock Compensation                   Incorporated by reference to Exhibit (28)
                 Plan.                                                       to Legacy First Union's Registration
                                                                             Statement No. 33-47447.

 (10)(g)         Special Retirement Agreement between Wachovia and           Incorporated by reference to Exhibit (10)
                 Edward E. Crutchfield.                                      to Legacy First Union's 2000 Third Quarter
                                                                             Report on Form 10-Q.

 (10)(h)         Wachovia's Elective Deferral Plan.                          Incorporated  by  reference  to Exhibit (4)
                                                                             to Legacy First Union's Registration
                                                                             Statement No. 33-60913.

 (10)(i)         Wachovia's 1996 Master Stock Compensation                   Incorporated by reference to Exhibit (10)
                 Plan.                                                       to Legacy First Union's 1996 First Quarter
                                                                             Report on Form 10-Q.

 (10)(j)         Wachovia's 1998 Stock Incentive Plan, as amended.           Filed herewith.

 (10)(k)         Employment Agreement between Wachovia                       Incorporated by reference to Exhibit (10)(q)
                 and G. Kennedy Thompson.                                    to Legacy First Union's 1999 Annual Report on
                                                                             Form 10-K.

 (10)(l)         Amendment No. 1 to Employment Agreement between             Filed herewith.
                 Wachovia and G. Kennedy Thompson.

 (10)(m)         Form of Employment Agreement between Wachovia               Filed herewith.
                 and Benjamin P. Jenkins, III, Donald A. McMullen, Jr.,
                 and Stephen E. Cummings, and certain other
                 Executive Officers of Wachovia.

EXHIBIT NO.      DESCRIPTION                                                 LOCATION
-----------      -----------                                                 --------
 (10)(n)         Wachovia's Senior Management Incentive Plan.                Incorporated  by  reference  to Exhibit (10)(t)
                                                                             to Legacy First Union's 2000 Annual Report on
                                                                             Form 10-K.

 (10)(o)         Employment Agreement between Wachovia and                   Incorporated by reference to Exhibit 10.1 to Legacy
                 L. M. Baker, Jr.                                            First Union's Registration Statement
                                                                             No. 333-59616.

 (10)(p)         Employment Agreement between Wachovia and                   Incorporated by reference to Exhibit 10.4 to Legacy
                 Robert S. McCoy, Jr.                                        Wachovia's 2000 Third Quarter Report on
                                                                             Form 10-Q.

 (10)(q)         Senior Executive Retirement Agreement between Wachovia      Incorporated by reference to Exhibit 10.10 to Legacy
                 and L. M. Baker, Jr.                                        Wachovia's 1999 Annual Report on Form 10-K.

 (10)(r)         Senior Executive Retirement Agreement between Wachovia      Incorporated by reference to Exhibit 10.11 to Legacy
                 and Robert S. McCoy, Jr.                                    Wachovia's 2000 Third Quarter Report on
                                                                             Form 10-Q.

 (10)(s)         Form of Senior Executive Retirement Agreement between       Incorporated by reference to Exhibit 10.15 to Legacy
                 Wachovia and certain Executive Officers of Wachovia.        Wachovia's 1999 Annual Report on Form 10-K.

 (10)(t)         Wachovia's Senior Management Incentive Plan,                Incorporated by reference to Exhibit 10.4 to Legacy
                 as amended.                                                 Wachovia's 1999 Second Quarter Report on Form 10-Q.

 (10)(u)         Wachovia's Amended and Restated Executive Deferred          Incorporated by reference to Exhibit 10.2 to Legacy
                 Compensation Plan.                                          Wachovia's 2000 First Quarter Report on Form 10-Q.

 (10)(v)         Wachovia's 2001 Stock Incentive Plan.                       Filed herewith.

 (10)(w)         Wachovia's Stock Plan, as amended and restated.             Incorporated by reference to Exhibit 10.23 to Legacy
                                                                             Wachovia's 2000 Third Quarter Report on Form 10-Q.

 (10)(x)         Wachovia's Executive Long-Term Disability Income Plan.      Incorporated by reference to Exhibit 10.34 to Legacy
                                                                             Wachovia's 1997 Annual Report on Form 10-K.

 (10)(y)         Split Dollar Life Insurance Agreement between Wachovia      Incorporated by reference to Exhibit 10.35 to Legacy
                 and L. M. Baker, Jr.                                        Wachovia's 2000 Third Quarter Report on Form 10-Q.

 (10)(z)         Split Dollar Life Insurance Agreement between Wachovia      Incorporated by reference to Exhibit 10.36 to Legacy
                 and Robert S. McCoy, Jr.                                    Wachovia's 2000 Third Quarter Report on Form 10-Q.

 (10)(aa)        Form of Callable Split Dollar Insurance Agreement between   Incorporated by reference to Exhibit 10.39 to Legacy
                 Wachovia and certain Executive Officers of Wachovia.        Wachovia's 2000 Third Quarter Report on Form 10-Q.

 (10)(bb)        Form of Non-Callable Split Dollar Insurance Agreement       Incorporated by reference to Exhibit 10.40 to Legacy
                 between Wachovia and certain Executive Officers of          Wachovia's 2000 Third Quarter Report on Form 10-Q.
                 Wachovia.

 (12)(a)         Computations of Consolidated Ratios of Earnings to          Filed herewith.
                 Fixed Charges.

 (12)(b)         Computations of Consolidated Ratios of Earnings to          Filed herewith.
                 Fixed Charges and Preferred Stock Dividends.

 (13)            The Corporation's 2001 Annual Report to                     Filed herewith.
                 Stockholders.**

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