Form 10-Q
period 2002-03-31
WACHOVIA CORP NEW
filed 2002-05-15
CIK 36995

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-10000

                              WACHOVIA CORPORATION
             (Exact name of registrant as specified in its charter)


                  NORTH CAROLINA                    56-0898180
         (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)        Identification No.)

                              WACHOVIA CORPORATION
                               ONE WACHOVIA CENTER
                      CHARLOTTE, NORTH CAROLINA 28288-0013
                    (Address of principal executive offices)
                                   (Zip Code)

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

1,368,629,807 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 2002.

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

    Notes to Consolidated Financial Statement begin on the next page.

-------------------------------------------------------------------------------

NOTE 1:  BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three months ended March 31, 2002 and March 31, 2001, is presented below.

                                                                                                     Three Months Ended
                                                                                                              March 31,
                                                                                               ------------------------

(In millions, except per share data)                                                                   2002       2001
-----------------------------------------------------------------------------------------------------------------------
Income before dividends on preferred stock                                                  $           913        584
Less imputed interest on the Company's transactions
  in its common stock                                                                                     -         (7)
-----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders before dividends
  on preferred stock                                                                                    913        577
Dividends on preferred stock                                                                             (6)         -
-----------------------------------------------------------------------------------------------------------------------
Income available to common stockholders                                                     $           907        577
=======================================================================================================================
Basic earnings per common share                                                             $          0.67       0.60
Diluted earnings per common share                                                           $          0.66       0.59
=======================================================================================================================
Average common shares - basic                                                                         1,355        968
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible
  long-term debt assumed converted                                                                       11          8
-----------------------------------------------------------------------------------------------------------------------
Average common shares - diluted                                                                       1,366        976
=======================================================================================================================

NOTE 2:  GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are reviewed for impairment when events or circumstances indicate that there may be impairment.

         The Company adopted the provisions of SFAS 142 on January 1, 2002. Under the provisions of SFAS 142, all amortization of goodwill and identified intangible assets with indefinite useful lives ceased. Also under SFAS 142, all goodwill and identified intangible assets with an indefinite useful life must be tested for impairment as of January 1, 2002, and annually thereafter. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of goodwill impairment.

         The Company's impairment evaluation as of January 1, 2002, under the new standard indicated that none of the Company's goodwill was impaired.

         Net income and earnings per share amounts adjusted to exclude goodwill amortization expense for the three months ended March 31, 2002 and March 31, 2001, are presented below.

                                                                           Three Months Ended
                                                                                    March 31,
                                                                      -----------------------
(Dollars in millions, except per share data)                              2002           2001
---------------------------------------------------------------------------------------------
Reported net income available to common stockholders                  $    907            584
Less imputed interest on the Company's transactions
  in its common stock                                                       --             (7)
Add back goodwill amortization                                              --             60
---------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                  $    907            637
=============================================================================================
BASIC EARNINGS PER COMMON SHARE
Reported net income available to common stockholders                  $   0.67           0.60
Add back goodwill amortization                                              --           0.06
---------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                  $   0.67           0.66
=============================================================================================
DILUTED EARNINGS PER COMMON SHARE
Reported net income available to common stockholders                  $   0.66           0.59
Add back goodwill amortization                                              --           0.06
---------------------------------------------------------------------------------------------
Adjusted net income available to common stockholders                  $   0.66           0.65
=============================================================================================
INTANGIBLE AMORTIZATION
Identified intangible assets
  Deposit base                                                        $    160             17
  Customer relationships                                                     8              1
---------------------------------------------------------------------------------------------
        Total                                                              168             18
Servicing assets                                                            15             10
---------------------------------------------------------------------------------------------
        Total intangible amortization                                 $    183             28
=============================================================================================

         According to SFAS 142, a reporting unit is an operating segment or one level below an operating segment. The Company determined that lines of business were its reporting units. The changes in the carrying amount of goodwill related to each of the Company's business segments for the three months ended March 31, 2002, are presented below.

                                                                                          Corporate
                                                                                                and
                                              General         Capital        Wealth      Investment
(In millions)                                    Bank      Management    Management            Bank            Total
--------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2002                      $ 6,835           1,548           467           1,766           10,616
Purchase accounting adjustments                    70               6            14              22              112
--------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002                       $ 6,905           1,554           481           1,788           10,728
====================================================================================================================

         At March 31, 2002, and at December 31, 2001, the Company had $90 million assigned to its tradename which, based on its indefinite useful life, is not subject to amortization under SFAS 142.

         The gross carrying amount, accumulated amortization and weighted average amortization period for each of the Company's identified intangible assets subject to amortization at March 31, 2002, and at December 31, 2001, is presented below.

                                                         MARCH 31, 2002                            December 31, 2001
                              -----------------------------------------     ----------------------------------------
                                                               WEIGHTED                                     Weighted
                                 GROSS                          AVERAGE        Gross                         Average
                              CARRYING       ACCUMULATED   AMORTIZATION     Carrying     Accumulated    Amortization
(In millions)                   AMOUNT      AMORTIZATION       IN YEARS       Amount    Amortization        In Years
--------------------------------------------------------------------------------------------------------------------
Deposit base                   $ 2,536               875              7        2,536             714              7
Customer relationships             261                24             16          261              17             16
Servicing assets                   378               124             21          375             114             20
--------------------------------------------------------------------------------------------------------------------
        Total                  $ 3,175             1,023                       3,172             845
===================================================================================================================

         The estimated annual identified intangible assets amortization in each of the five years subsequent to December 31, 2001, is as follows (in millions):
2002, $673; 2003, $541; 2004, $413; 2005, $286; and 2006, $170.

NOTE 3:  TRANSACTIONS BY THE COMPANY IN ITS OWN STOCK

         The Company has used forward equity sales transactions ("equity forwards") and forward purchase contracts in connection with its stock repurchase program. These contracts were entered into in 1999 and 2000. They mature at various dates in 2002. The Company has also entered into option contracts in its stock to offset potential dilution from the exercise of stock options in future years. These option contracts involve the contemporaneous purchase of a call option and the sale of a put option to the same counterparty ("collar transactions"). These collar transactions were entered into in 1999 and 2000. They mature at various dates in 2003.

         The use of equity forwards provided the Company with the ability to purchase shares under the stock repurchase program in the open market and then issue shares in a private transaction to the counterparty in the amount necessary to maintain targeted capital ratios. Under the terms of the equity forward, the Company issued shares of common stock to an investment banking firm at a specified price that approximated market value. Simultaneously, the Company entered into a forward contract with the same counterparty to repurchase the shares at the same price plus a premium that accrues over the life of the contract, net of dividends paid to the counterparty (the "forward price"). The maturity date can be extended by mutual consent of the counterparties.

         Under the terms of the forward purchase contracts, the Company has agreed to purchase shares on a specific future date at the forward price. The counterparties to these contracts generally purchase the shares to which the contract is subject in the open market and hold the shares for the duration of the contract. The maturity dates can be extended by mutual consent of the counterparties.

         The terms of the forward contracts provide three settlement alternatives and the method selected to settle any contract is at the sole discretion of the Company: gross physical settlement where the Company pays the forward price to the counterparty in cash and takes delivery of the shares, and net share or net cash settlement where the difference between the forward price and the market price is settled in shares or cash, respectively. Under the net settlement method, if the forward price is less than the market price, the Company would receive shares or cash, and if the forward price is greater than the market price, the Company would deliver shares or cash. If the Company were to elect net share settlement on any of these contracts, the calculation of the number of net shares to be received or delivered would be based on the market price of the Company's shares at settlement. The collar transactions are subject to the same settlement alternatives.

         These transactions are accounted for as equity. In calculating diluted earnings per share, the premium component of the forward price on equity forward contracts is subtracted in calculating income available to common stockholders. For forward purchase contracts, diluted shares include the share equivalent of the excess of the forward price over the current market price of the shares. In the first quarter of 2002, the premium component of the equity forward was anti-dilutive.

         The Company has stated its intent to settle the equity forward and the forward purchase contracts over the next few years.

         Information related to these contracts at March 31, 2002, is presented below.

                                                                                            March 31, 2002
                                                          ------------------------------------------------
                                                                                                   Maximum
                                                                                                 Number of
                                                           Forward/               Total Value  Shares That
                                                             Strike      Number        of the     Could be
(In thousands, except per share amounts)                      Price   of Shares      Contract   Issued (b)
----------------------------------------------------------------------------------------------------------
Type of contract
Equity forward                                               $38.77       2,740      $106,230       22,000
Forward purchase contract                                     48.75       8,783       428,160      100,000
Forward purchase contract                                     31.82      24,314       773,656      243,137
Put options in connection with collars (a)                   $33.17       7,592      $251,828       42,776
==========================================================================================================

(a) Represents the weighted average strike price of the put options. The strike prices range from $31.39 to $34.72.
(b) This represents the maximum number of shares that the Company could be required to deliver under a net share settlement and would only occur if there was a precipitous decline in the Company's share price to an amount less than a weighted average of $4.03 per share for all contracts.

         The Company has also sold put options with a weighted average strike price of $3.28 on 287 million shares of its common stock. The put options must be settled on a gross physical basis, and accordingly, are accounted for as liabilities. The put options were entered into in 1999 and 2000 and mature at various dates in 2002.

                      WACHOVIA CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        CONSOLIDATED STATEMENTS OF INCOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at March 31, 2002, March 31, 2001, and December 31, 2001, respectively, set forth on page 57 of Wachovia's First Quarter 2002 Financial Supplement for the three months ended March 31, 2002 (the "Financial Supplement"), are incorporated herein by reference.

     The Consolidated Statements of Income (Loss) of Wachovia and subsidiaries for the three months ended March 31, 2002 and 2001, set forth on page 58 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the three months ended March 31, 2002 and 2001, set forth on page 59 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 24 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 20 through 22 and pages 49 through 52 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. ("CoreStates"), a predecessor of First Union National Bank, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon our motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. We believe that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. We have petitioned the Pennsylvania Superior Court to allow re-argument and await a decision on the petition. We will continue to vigorously pursue our rights of appeal. We believe, after consultation with external counsel, that the ultimate outcome of this litigation will not have a material adverse effect on our consolidated financial condition.

     On March 25, 2002, a judgment was entered on a jury verdict in the Circuit Court for Baltimore City, Maryland in the case captioned Steele Software Systems Corporation v. First Union National Bank. The verdict includes compensatory damages of $39.5 million and punitive damages of $200 million. The plaintiff, a vendor which provided real estate settlement services, alleged that First Union National Bank misled the plaintiff into entering into a services agreement with First Union National Bank, and subsequently breached that agreement. Wachovia has filed a motion in the trial court seeking a judgment notwithstanding the verdict, a new trial or relief from the punitive damages award. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. Wachovia will vigorously pursue its pending post-trial motions and its right of appeal. Wachovia believes, after consultation with external counsel, that while the ultimate outcome of this litigation cannot be estimated at this time, it will not have a material adverse effect on Wachovia's consolidated financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In 1999, in connection with its stock repurchase program, Wachovia sold 17 million shares of its common stock to an investment banking firm. In connection therewith, Wachovia agreed to repurchase the 17 million shares or otherwise settle the contract, at Wachovia's option. In October 2000, Wachovia repurchased 4 million of those shares and in August 2001, Wachovia repurchased an additional 10 million shares leaving 3 million shares to be repurchased as of March 31, 2002. The offer and sale of the shares of common stock by Wachovia were exempt from registration under the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof because such offer and sale did not involve a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders of Wachovia held on April 16, 2002, the following proposals were submitted to a vote of the holders of Wachovia's common stock voting as indicated:

1. Approval of a proposal to elect the following individuals as directors of
   Wachovia:

                                                       FOR           WITHHELD
Class I directors:
John D. Baker, II ............................    1,095,005,590     56,975,881
Leslie M. Baker, Jr. .........................    1,099,767,352     52,214,119
Robert J. Brown ..............................    1,101,020,067     50,961,404
Peter C. Browning ............................    1,101,299,432     50,682,039
G. Kennedy Thompson ..........................    1,095,121,932     56,859,539
John C. Whitaker, Jr. ........................    1,101,260,700     50,720,771

Class II directors:
F. Duane Ackerman ............................    1,095,103,657     56,877,814
John T. Casteen, III .........................    1,094,879,482     57,101,989
Robert A. Ingram .............................    1,101,618,751     50,362,720

Class III directors:
James S. Balloun .............................    1,101,500,944     50,480,527
Lloyd U. Noland ..............................    1,101,984,755     49,996,716
Dona Davis Young .............................    1,101,074,031     50,907,440

2. Approval of a proposal to ratify the appointment of KPMG LLP as Wachovia's auditors for 2002:

            FOR                       AGAINST                   ABSTAIN
       1,117,175,828                28,383,409                 6,422,234

3. Approval of a proposal to amend Wachovia's articles of incorporation to allow stockholders owning at least 25% of outstanding shares of Wachovia common stock entitled to vote to call a special meeting of stockholders:

       FOR                AGAINST            ABSTAIN           BROKER NON-VOTES
   870,326,360          23,714,947          11,461,458           246,478,706

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

EXHIBIT NO.                            DESCRIPTION
-----------                            -----------

  (4) Instruments defining the rights of security holders, including indentures.*
 (12)(a)      Computations of Consolidated Ratios of Earnings to Fixed Charges.
 (12)(b) Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends
 (19)         Wachovia's First Quarter 2002 Financial Supplement.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 2002, a Current Report on Form 8-K, dated January 23, 2002, was filed with the Commission by Wachovia. In addition, a Current Report on Form 8-K dated April 18, 2002, has been filed with the Commission by Wachovia.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              WACHOVIA CORPORATION

Date: May 15, 2002
                              By: /s/ DAVID M. JULIAN
                                  ----------------------------------------------
                                  David M. Julian
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX

 EXHIBIT NO.                          DESCRIPTION
 -----------                          -----------

    (4) Instruments defining the rights of security holders, including indentures.*
   (12)(a)     Computations of Consolidated Ratios of Earnings to Fixed Charges.
   (12)(b) Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
   (19)        Wachovia's First Quarter 2002 Financial Supplement.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.