Form 10-Q
period 2002-06-30
WACHOVIA CORP NEW
filed 2002-08-13
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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
(Zip Code)

(704) 374-6565
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

1,371,354,138 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 2002.

     Wachovia Corporation (formerly named First Union Corporation, “Wachovia”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia communications, which are made in good faith by Wachovia pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

     These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between the former Wachovia Corporation (“Legacy Wachovia”) and Wachovia completed on September 1, 2001 (the “Merger”), including future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings they may be realized from the Merger, (ii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and Legacy Wachovia in connection with the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

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

Notes to Consolidated Financial Statements begin on the next page.

NOTE 1:   BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2002 and June 30, 2001, is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share data)	2002	2001	2002	2001

Income before dividends on preferred stock	$868	633	1,781	1,217
Less imputed interest on Wachovia’s transactions in its common stock	—	(5)	—	(13)

Income available to common stockholders before dividends on preferred stock	868	628	1,781	1,204
Dividends on preferred stock	(6)	—	(12)	—

Income available to common stockholders	$862	628	1,769	1,204

Basic earnings per common share	$0.63	0.65	1.30	1.24
Diluted earnings per common share	$0.63	0.64	1.29	1.23

Average common shares – basic	1,360	969	1,357	969
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible long-term debt assumed converted	15	9	13	8

Average common shares – diluted	1,375	978	1,370	977

NOTE 2:   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. Under the provisions of SFAS 142, goodwill and identified intangible assets with indefinite useful lives are not subject to amortization. Rather they are subject to impairment testing on an annual basis, or more often if events or circumstances indicate that there may be impairment. Identified intangible assets that have a finite useful life are amortized over that life in a manner that reflects the estimated decline in the economic value of the identified intangible asset and are reviewed for impairment when events or circumstances indicate that there may be impairment.

     Wachovia adopted the provisions of SFAS 142 on January 1, 2002. Under the provisions of SFAS 142, all amortization of goodwill and identified intangible assets with indefinite useful lives ceased. Also under SFAS 142, all goodwill and identified intangible assets with an indefinite useful life must be tested for impairment as of January 1, 2002, and annually thereafter. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of goodwill impairment. Under SFAS 142, a reporting unit is an operating segment or one level below an operating segment. Wachovia determined that lines of business were its reporting units.

     Wachovia’s impairment evaluation as of January 1, 2002, under the new standard indicated that none of Wachovia’s goodwill was impaired.

     Net income and earnings per share amounts adjusted to exclude goodwill amortization expense for the three and six months ended June 30, 2002 and June 30, 2001, are presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Dollars in millions, except per share data)	2002	2001	2002	2001

Reported net income available to common stockholders	$862	633	1,769	1,217
Less imputed interest on Wachovia’s transactions in its common stock	—	(5)	—	(13)
Add back goodwill amortization	—	60	—	120

Adjusted net income available to common stockholders	$862	688	1,769	1,324

Basic earnings per common share
Reported net income available to common stockholders	$0.63	0.65	1.30	1.24
Add back goodwill amortization	—	0.06	—	0.13

Adjusted net income available to common stockholders	$0.63	0.71	1.30	1.37

Diluted earnings per common share
Reported net income available to common stockholders	$0.63	0.64	1.29	1.23
Add back goodwill amortization	—	0.06	—	0.13

Adjusted net income available to common stockholders	$0.63	0.70	1.29	1.36

Intangible amortization
Identified intangible assets
Deposit base	$153	16	313	33
Customer relationships	8	1	16	2

Total	161	17	329	35
Servicing assets	13	12	28	22

Total intangible amortization	$174	29	357	57

     The changes in the carrying amount of goodwill related to each of Wachovia’s business segments for the six months ended June 30, 2002, are presented below.

				Corporate
				and
	General	Capital	Wealth	Investment
(In millions)	Bank	Management	Management	Bank	Total

Balance, January 1, 2002	$6,835	1,548	467	1,766	10,616
Purchase accounting adjustments	75	—	14	23	112

Balance, June 30, 2002	$6,910	1,548	481	1,789	10,728

     At June 30, 2002, and at December 31, 2001, Wachovia had $90 million assigned as the value of its tradename, which based on its indefinite useful life, is not subject to amortization under SFAS 142.

     The gross carrying amount, accumulated amortization and weighted average amortization period for each of Wachovia’s identified intangible assets subject to amortization at June 30, 2002, and at December 31, 2001, is presented below.

	June 30, 2002			December 31, 2001

			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
(In millions)	Amount	Amortization	In Years	Amount	Amortization	In Years

Deposit base	$2,532	1,024	7	2,536	714	7
Customer relationships	261	32	16	261	17	16
Servicing assets	367	143	14	375	114	14

Total	$3,160	1,199		3,172	845

     The estimated annual identified intangible assets amortization in each of the five years subsequent to December 31, 2001, is as follows (in millions): 2002, $677; 2003, $537; 2004, $409; 2005, $281; and 2006, $165.

NOTE 3:   TRANSACTIONS BY WACHOVIA IN ITS OWN STOCK

     Wachovia has used forward equity sales transactions (“equity forwards”) and forward purchase contracts in connection with its stock repurchase program. These contracts were entered into in 1999 and 2000. They mature at various dates in 2002. Wachovia has also entered into option contracts in its stock to offset potential dilution from the exercise of stock options in future years. These option contracts involve the contemporaneous purchase of a call option and the sale of a put option to the same counterparty (“collar transactions”). These collar transactions were entered into in 1999 and 2000. They mature at various dates in 2003.

     The use of equity forwards provided Wachovia with the ability to purchase shares under the stock repurchase program in the open market and then issue shares in a private transaction to the counterparty in the amount necessary to maintain targeted capital ratios. Under the terms of the equity forwards, Wachovia issued shares of common stock to an investment banking firm at a specified price that approximated market value. Simultaneously, Wachovia entered into a forward contract with the same counterparty to repurchase the shares at the same price plus a premium that accrues over the life of the contract, net of dividends paid to the counterparty (the “forward price”). The maturity date can be extended by mutual consent of the counterparties.

     Under the terms of the forward purchase contracts, Wachovia has agreed to purchase shares on a specific future date at the forward price. The counterparties to these contracts generally purchase the shares to which the contract is subject in the open market and hold the shares for the duration of the contract. The maturity dates can be extended by mutual consent of the counterparties.

     The terms of the forward contracts provide three settlement alternatives and the method selected to settle any contract is at the sole discretion of Wachovia: gross physical settlement where Wachovia pays the forward price to the counterparty in cash and takes delivery of the shares, and net share or net cash settlement where the difference between the forward price and the market price is settled in shares or cash, respectively. Under the net settlement method, if the forward price is less than the market price, Wachovia would receive shares or cash, and if the forward price is greater than the market price, Wachovia would deliver shares or cash. If Wachovia were to elect net share settlement on any of these contracts, the calculation of the number of net shares to be received or delivered would be based on the market price of Wachovia’s shares at settlement. The collar transactions are subject to the same settlement alternatives.

     These transactions are accounted for as equity. In calculating diluted earnings per share, the premium component of the forward price on equity forward contracts is subtracted in calculating income available to common stockholders. For forward purchase contracts, diluted shares include the share equivalent of the excess of the forward price over the current market price of the shares. In the first six months of 2002, the premium component of the equity forward was anti-dilutive.

     Information related to these contracts at June 30, 2002, is presented below.

	June 30, 2002

				Maximum
				Number of
	Forward/		Total Value	Shares That
	Strike	Number	of the	Could be
(In thousands, except per share amounts)	Price	of Shares	Contract	Issued (b)

Type of contract
Equity forward	$38.84	2,740	$106,432	22,000
Forward purchase contract	48.85	8,783	429,051	100,000
Forward purchase contract	31.82	24,314	773,768	243,137
Put options in connection with collars (a)	$33.17	7,592	$251,828	42,776

(a)  Represents the weighted average strike price of the put options. The strike prices range from $31.39 to $34.72.

(b)  This represents the maximum number of shares that Wachovia could be required to deliver under a net share settlement and would only occur if there was a precipitous decline in Wachovia’s share price to an amount less than a weighted average of $4.04 per share for all contracts.

      Wachovia has also sold put options with a weighted average strike price of $3.28 on 287 million shares of its common stock. The put options must be settled on a gross physical basis, and accordingly, are accounted for as liabilities. The put options were entered into in 1999 and 2000 and mature at various dates in 2002.

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at June 30, 2002, June 30, 2001, and December 31, 2001, respectively, set forth on page 66 of Wachovia’s Second Quarter 2002 Financial Supplement for the six months ended June 30, 2002 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income (Loss) of Wachovia and subsidiaries for the three and six months ended June 30, 2002 and 2001, set forth on pages 67 and 68 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the six months ended June 30, 2002 and 2001, set forth on page 69 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 69 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 20 through 22 and pages 56 through 59 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Part II.   OTHER INFORMATION

Item 1.   Legal Proceedings.

     Wachovia and certain of our subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from the conduct of our business activities. These proceedings include actions brought against Wachovia and/or its subsidiaries with respect to transactions in which Wachovia and/or our subsidiaries acted as lender, underwriter, financial advisor, broker or activities related thereto. Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2001, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described below and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2001, will not, in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s operating results for any particular period.

     The following supplements certain matters previously reported in Wachovia's Annual Report on Form 10-K for the year ended December 31, 2001, and Wachovia's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

     On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. (“CoreStates”), a predecessor of First Union National Bank, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon our motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. We believe that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. We have petitioned the Pennsylvania Supreme Court to allow an appeal to that court. We will continue to vigorously pursue our rights of appeal. We believe, after consultation with external counsel, that the ultimate outcome of this litigation will not have a material adverse effect on Wachovia’s consolidated financial condition.

     On March 25, 2002, a judgment was entered on a jury verdict in the Circuit Court for Baltimore City, Maryland in the case captioned Steele Software Systems Corporation v. First Union National Bank. The verdict includes compensatory damages of $39.5 million and punitive damages of $200 million. The plaintiff, a vendor which provided real estate settlement services, alleged that First Union National Bank fraudulently induced the plaintiff to enter into a services agreement with First Union National Bank, and subsequently breached that agreement. Wachovia filed an appeal in the Maryland appellate courts in June 2002. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. Wachovia will vigorously pursue its pending post-trial motions and its right of appeal. Wachovia believes, after consultation with external counsel, that while the ultimate outcome of this litigation cannot be estimated at this time, it will not have a material adverse effect on Wachovia’s consolidated financial condition.

     A number of lawsuits have been filed in 2000, 2001 and 2002 against The Money Store, Inc., a subsidiary of Wachovia (“TMSI”) and certain other affiliates in various jurisdictions. A number of individual cases in Mississippi have been consolidated for trial and have been scheduled for a series of trials continuing through 2002. Substantially all of the plaintiffs were borrowers of TMSI prior to Wachovia’s acquisition of TMSI in June 1998. The borrower plaintiffs generally allege violations of federal and/or state law in connection with TMSI lending activities. The plaintiffs in these lawsuits are seeking compensatory and punitive damages and other relief. Wachovia is vigorously defending the claims alleged in these cases while at the same time in some instances exploring settlement possibilities where it appears appropriate. Wachovia believes that the ultimate outcome of these cases, individually and in the aggregate, will not result in a material adverse effect on its consolidated financial position.

Item 2.   Changes in Securities and Use of Proceeds.

     In 1999, in connection with its stock repurchase program, Wachovia sold 17 million shares of its common stock to an investment banking firm. In connection therewith, Wachovia agreed to repurchase the 17 million shares or otherwise settle the contract, at Wachovia’s option. In October 2000, Wachovia repurchased 4 million of those shares and in August 2001, Wachovia repurchased an additional 10 million shares leaving 3 million shares to be repurchased as of June 30, 2002. The offer and sale of the shares of common stock by Wachovia were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(10)	Employment Agreements between Wachovia and certain Named Officers.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2002 Financial Supplement.
(99)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b)  Reports on Form 8-K.

     During the quarter ended June 30, 2002, Current Reports on Form 8-K, dated April 18,2002, and June 5, 2002, were filed with the Commission by Wachovia. In addition, Current Reports on Form 8-K dated July 18, 2002, and August 13, 2002, have been filed with the Commission by Wachovia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA CORPORATION

Date: August 13, 2002	By:	/s/ DAVID M. JULIAN

David M. Julian Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(10)	Employment Agreements between Wachovia and certain Named Officers.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2002 Financial Supplement.
(99)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.