Form 10-Q
period 2002-09-30
WACHOVIA CORP NEW
filed 2002-11-13
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

1,360,308,142 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 2002.

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

     These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between the former Wachovia Corporation (“Legacy Wachovia”) and Wachovia completed on September 1, 2001 (the “Merger”), including future financial and operating results, cost savings, enhanced revenues, and the accretion to reported earnings that may be realized from the Merger, (ii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses, and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and Legacy Wachovia in connection with the Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

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

NOTE 1: BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2002 and September 30, 2001, is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share data)	2002	2001	2002	2001

Income (loss) before dividends on preferred stock	$916	(334)	2,684	883
Less imputed interest on Wachovia’s transactions in its common stock	—	(1)	—	(14)

Income (loss) available to common stockholders before dividends on preferred stock	916	(335)	2,684	869
Dividends on preferred stock	(3)	—	(15)	—

Income (loss) available to common stockholders	$913	(335)	2,669	869

Basic earnings per common share	$0.67	(0.31)	1.96	0.86
Diluted earnings per common share	$0.66	(0.31)	1.95	0.85

Average common shares — basic	1,362	1,094	1,359	1,010
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible long-term debt assumed converted	12	n/a	13	10

Average common shares — diluted	1,374	1,094	1,372	1,020

n/a — The result of including common share amounts in determining diluted earnings per common share in periods for which there was a net loss would be antidilutive, and therefore, the common share amounts for the three-month period ended September 30, 2001, have been appropriately excluded.

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

     Wachovia adopted the provisions of SFAS 142 on January 1, 2002. Under the provisions of SFAS 142, all amortization of goodwill and identified intangible assets with indefinite useful lives ceased effective January 1, 2002, on a prospective basis. Also under SFAS 142, all goodwill and identified intangible assets with an indefinite useful life must be tested for impairment as of January 1, 2002, and annually thereafter. This test involves assigning tangible assets and liabilities, identified intangible assets and goodwill to reporting units and comparing the fair value of each reporting unit to its carrying value. If the fair value is less than the carrying value, a further test is required to measure the amount of goodwill impairment. Under SFAS 142, a reporting unit is an operating segment or one level below an operating segment. Wachovia determined that lines of business were its reporting units.

     Wachovia’s impairment evaluation as of January 1, 2002, indicated that none of Wachovia’s goodwill was impaired.

     Net income and earnings per share amounts adjusted to exclude goodwill amortization expense for the three and nine months ended September 30, 2002 and September 30, 2001, are presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in millions, except per share data)	2002	2001	2002	2001

Reported net income available to common stockholders	$913	(334)	2,669	883
Less imputed interest on Wachovia’s transactions in its common stock	—	(1)	—	(14)
Add goodwill amortization	—	61	—	181

Adjusted net income available to common stockholders	$913	(274)	2,669	1,050

Basic earnings per common share
Reported net income available to common stockholders	$0.67	(0.31)	1.96	0.86
Add goodwill amortization	—	0.06	—	0.18

Adjusted net income available to common stockholders	$0.67	(0.25)	1.96	1.04

Diluted earnings per common share
Reported net income available to common stockholders	$0.66	(0.31)	1.95	0.85
Add goodwill amortization	—	0.06	—	0.18

Adjusted net income available to common stockholders	$0.66	(0.25)	1.95	1.03

Intangible amortization
Identified intangible assets
Deposit base	$145	55	458	89
Customer relationships	7	1	23	2

Total	152	56	481	91
Servicing assets	7	14	37	35

Total intangible amortization	$159	70	518	126

     The changes in the carrying amount of goodwill related to each of Wachovia’s business segments for the nine months ended September 30, 2002, are presented below.

				Corporate
				and
	General	Capital	Wealth	Investment
(In millions)	Bank	Management	Management	Bank	Total

Balance, January 1, 2002	$6,835	1,548	467	1,766	10,616
Purchase accounting adjustments	89	7	21	27	144
Purchase accounting acquisition	—	—	50	—	50

Balance, September 30, 2002	$6,924	1,555	538	1,793	10,810

     At September 30, 2002, and at December 31, 2001, Wachovia had $90 million assigned as the carrying value of its tradename, which based on its indefinite useful life, is not subject to amortization.

     The gross carrying amount, accumulated amortization and weighted average amortization period for each of Wachovia’s identified intangible assets subject to amortization at September 30, 2002, and at December 31, 2001, is presented below.

	September 30, 2002			December 31, 2001

			Weighted			Weighted
	Gross		Average	Gross		Average
	Carrying	Accumulated	Amortization	Carrying	Accumulated	Amortization
(In millions)	Amount	Amortization	In Years	Amount	Amortization	In Years

Deposit base	$2,532	1,169	7	2,536	714	7
Customer relationships	261	39	16	261	17	16
Servicing assets	404	150	14	375	114	14

Total	$3,197	1,358		3,172	845

     The estimated annual identified intangible assets amortization in each of the five years subsequent to December 31, 2001, is as follows (in millions): 2002, $681; 2003, $547; 2004, $417; 2005, $288; and 2006, $171.

NOTE 3: TRANSACTIONS BY WACHOVIA IN ITS OWN STOCK

     Wachovia has used forward equity sales transactions (“equity forwards”) and forward purchase contracts in connection with its stock repurchase program. These contracts were entered into in 1999 and 2000. They mature at various dates in 2002. Wachovia has also entered into option contracts in its stock to offset potential dilution from the exercise of stock options in future years. These option contracts involve the contemporaneous purchase of a call option and the sale of a put option to the same counterparty (“collar transactions”). These collar transactions were entered into in 1999, 2000 and 2002. They mature at various dates in 2003.

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

     These transactions are accounted for as equity. In calculating diluted earnings per share, the premium component of the forward price on equity forward contracts is subtracted in calculating income available to common stockholders. For forward purchase contracts, diluted shares include the share equivalent of the excess of the forward price over the current market price of the shares. In the first nine months of 2002, the premium component of the equity forward was anti-dilutive.

     Information related to these contracts at September 30, 2002, is presented below.

	September 30, 2002

				Maximum
				Number of
	Forward/		Total Value	Shares That
	Strike	Number	of the	Could be
(In thousands, except per share amounts)	Price	of Shares	Contract	Issued (b)

Type of contract
Equity forward	$38.91	2,740	$106,616	22,000
Forward purchase contract	48.94	8,783	429,834	100,000
Forward purchase contract	31.82	24,314	773,741	243,137
Put options in connection with collars (a)	$32.29	12,449	$401,974	68,126

(a)  Represents the weighted average strike price of the put options. The strike prices range from $28.94 to $34.68.

(b)  Represents the maximum number of shares that Wachovia could be required to deliver under a net share settlement and would only occur if there was a precipitous decline in Wachovia’s share price to an amount less than a weighted average of $4.20 per share for all contracts.

     Wachovia has also sold put options with a weighted average strike price of $3.19 on 287 million shares of its common stock. The put options must be settled on a gross physical basis, and accordingly, are accounted for as liabilities. The put options were entered into in 1999 and 2000 and mature at various dates in 2002.

NOTE 4: STOCK-BASED COMPENSATION

     Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, there are two methods of accounting for stock options, the intrinsic value method and the fair value method. Upon the initial adoption of SFAS 123 in 1996, the Company elected to continue to use the intrinsic value method. In July 2002, the Company adopted the fair value method as the preferable method of accounting for stock options.

     The Company’s stock options typically have an exercise price equal to the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, generally three years. The expense is amortized ratably over the vesting period.

     Under the fair value method, expense is measured on the date of grant using an option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

     Under the transition provisions of SFAS 123, the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or January 1, 2002, and only for stock option awards made in 2002 and thereafter. Prior awards will continue to be accounted for under the intrinsic value method. Thus, the expense associated with the 2002 grant will be recorded over the three year vesting period beginning on the April 2002 grant date.

     The Black-Scholes option pricing model is used to determine the fair value of stock options. The grant date fair value of options awarded in 2002 was $10.39. The more significant assumptions used in estimating the fair value of stock options granted in 2002 included risk-free interest rate of 4.65 percent, dividend yield of 2.53 percent, weighted average expected life of the stock options of 6.0 years, and volatility of the Company’s common stock of 29 percent.

     The following table illustrates the effect on net income available to common stockholders and earning per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income available to common stockholders, as reported	$913	(334)	2,669	883
Add stock-based employee compensation expense included in reported net income, net of income taxes	13	—	26	—
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(31)	(19)	(77)	(44)

Pro forma net income available to common stockholders	$895	(353)	2,618	839

PER COMMON SHARE DATA
Basic — as reported	$0.67	(0.31)	1.96	0.86
Basic — pro forma	0.66	(0.32)	1.93	0.82
Diluted — as reported	0.66	(0.31)	1.95	0.85
Diluted — pro forma	$0.65	(0.32)	1.91	0.81

     The weighted average grant date fair values of options under the stock option plans were $5.21, $8.76 and $10.24 in 2001, 2000 and 1999, respectively. The weighted average grant date fair value of options under the employee stock plan awarded to substantially all employees in 1999 was $7.90. The more significant assumptions used in estimating the fair value of stock options in 2001, 2000 and 1999 included risk-free interest rates of 4.45 percent to 5.88 percent, 5.71 percent to 6.73 percent and 4.63 percent to 6.12 percent, respectively; dividend yields of 2.99 percent, 6.06 percent and 4.22 percent, respectively; weighted average expected lives of the stock options of 4.0 years, 4.0 years and 4.7 years, respectively; and volatility of the Company’s common stock of 29 percent in 2001, 45 percent in 2000 and 19 percent in 1999.

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2002, September 30, 2001, and December 31, 2001, respectively, set forth on page 65 of Wachovia’s Third Quarter 2002 Financial Supplement for the nine months ended September 30, 2002 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income (Loss) of Wachovia and subsidiaries for the three and nine months ended September 30, 2002 and 2001, set forth on pages 66 and 67 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2002 and 2001, set forth on page 68 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 68 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 21 through 24 and pages 58 through 61 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 4. Controls and Procedures.

     As a bank holding company, Wachovia is subject to the internal control reporting requirements of the Federal Deposit Insurance Corporation Improvement Act, which became effective in 1993 (“FDICIA”). FDICIA’s requirements include an annual assessment by our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal controls over financial reporting, which generally include those controls relating to the preparation of our financial statements in conformity with generally accepted accounting principles. In addition, under FDICIA our independent auditors have annually examined and attested to, without qualification, management’s assertions regarding the effectiveness of our internal controls. Accordingly, we are very familiar with the process of maintaining and evaluating our internal controls over financial reporting.

     In connection with recent legislation and proposed regulations, our management has also focused its attention on our “disclosure controls and procedures”, which, as defined by the Securities and Exchange Commission (the “SEC”), are generally those controls and procedures designed to ensure that financial and non-financial information required to be disclosed in Wachovia’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Wachovia’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In light of the new requirements, we have engaged in a process of reviewing our disclosure controls and procedures. As a result of our review, and although we believe that our pre-existing disclosure controls and procedures were effective in enabling us to comply with our disclosure obligations, we have implemented minor enhancements to our disclosure controls and procedures. These enhancements, which include the establishment of a disclosure committee, generally formalize and document the disclosure controls and procedures that we already have in place. Any future refinements to our controls and procedures will continue to build upon our existing internal controls and disclosure controls and procedures framework.

     Following the review described above and the establishment of our disclosure committee, and within the 90-day period prior to the filing of this report, Wachovia carried out an evaluation, under the supervision and with the participation of Wachovia’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Wachovia’s disclosure controls and procedures. Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Wachovia and certain of our subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from the conduct of our business activities. These proceedings include actions brought against Wachovia and/or its subsidiaries with respect to transactions in which Wachovia and/or our subsidiaries acted as lender, underwriter, financial advisor, broker or activities related thereto. Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2001, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described below and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2001, will not, in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2001, and Wachovia’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002.

     Securities Litigation (Previously discussed in Wachovia’s 2001 Annual Report on Form 10-K). In October 2001, Wachovia filed a motion to dismiss the securities litigation consolidated in the U.S. District Court for the Western District of North Carolina. In September 2002, the court granted the motion in part, limiting any new complaint to claims regarding alleged misstatements or omissions plead in earlier complaints. The plaintiffs filed a third consolidated and amended complaint in October 2002, purportedly on behalf of a class of purchasers of our common stock during the period from March 4, 1998 to May 24, 1999. The complaint alleges, among other things, that First Union disregarded problems at The Money Store Inc. (“TMSI”) and did not write down goodwill from the TMSI acquisition soon enough. We believe the allegations contained in this latest complaint are without merit and will vigorously defend them.

     TMSI Litigation (Previously discussed in Wachovia’s 2002 Second Quarter Report on Form 10-Q). A number of lawsuits have been filed in 2000, 2001 and 2002 against TMSI, a subsidiary of Wachovia and certain other affiliates in various jurisdictions. Substantially all of the plaintiffs were borrowers of TMSI prior to Wachovia’s acquisition of TMSI in June 1998. The borrower plaintiffs generally allege violations of federal and/or state law in connection with TMSI lending activities. A number of individual cases in Mississippi which were consolidated and scheduled for a series of trials in 2002 have been settled. Other cases pending against TMSI are being vigorously defended by Wachovia. Wachovia believes that the ultimate outcome of these cases against TMSI will not, individually and in the aggregate, result in judgments that would have a material adverse effect on Wachovia’s consolidated financial position or results of operations. Please refer to “Corporate Results of Operations — Noninterest Expense” and “— Income Taxes” in the Financial Supplement filed as Exhibit (19) to this Report for a discussion on the effect of the settlements on Wachovia’s third quarter 2002 results of operations.

Item 2. Changes in Securities and Use of Proceeds.

     In 1999, in connection with its stock repurchase program, Wachovia sold 17 million shares of its common stock to an investment banking firm. In connection therewith, Wachovia agreed to repurchase the 17 million shares or otherwise settle the contract, at Wachovia’s option. In October 2000, Wachovia repurchased 4 million of those shares and in August 2001, Wachovia repurchased an additional 10 million shares leaving 3 million shares to be repurchased as of September 30, 2002. In October 2002, the remaining 3 million shares were repurchased. The offer and sale of the shares of common stock by Wachovia were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because such offer and sale did not involve a public offering.

     On August 30, 2002, Wachovia acquired Cameron M. Harris & Company (“CMH”). In connection with that acquisition, Wachovia issued an aggregate of 1,478,327 shares of Wachovia common stock to the stockholders of CMH, subject to possible adjustment based on CMH’s closing date stockholders’ equity. Certain additional shares of Wachovia common stock may be issued to CMH stockholders depending upon the satisfaction of certain conditions relating to CMH’s future performance. The shares of common stock were issued and sold pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended, as a result of the approval of the terms of the issuance of the shares by an appropriate governmental authority following a fairness hearing.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2002 Financial Supplement.
(99)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 2002, Current Reports on Form 8-K, dated July 18, 2002, August 13, 2002, and August 20, 2002, were filed with the Commission by Wachovia. In addition, a Current Report on Form 8-K dated October 16, 2002, has been filed with the Commission by Wachovia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation

Date: November 13, 2002	By:	/s/ David M. Julian

David M. Julian
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

WACHOVIA CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, G. Kennedy Thompson, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Wachovia Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ G. Kennedy Thompson

G. Kennedy Thompson
Chief Executive Officer

CERTIFICATION

I, Robert P. Kelly, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Wachovia Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Robert P. Kelly

Robert P. Kelly
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2002 Financial Supplement.
(99)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.