Form 10-K
period 2002-12-31
WACHOVIA CORP NEW
filed 2003-03-31
CIK 36995

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended December 31, 2002 or

☐	Transition report pursuant to section 13 or 15(d) of the Exchange Act for the transition period from _________ to __________

Commission file number 1-10000

WACHOVIA CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0898180
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE WACHOVIA CENTER CHARLOTTE, NC	28288-0013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (704) 374-6565

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

Common Stock, $3.33 1/3 par value (including attached rights)	New York Stock Exchange, Inc. (the “NYSE”)

Securities registered pursuant to Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS

Dividend Equalization Preferred shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: $52.2 billion.

As of February 19, 2003, there were 1,345,437,724 shares of the registrant’s common stock outstanding, $3.33 1/3 par value per share.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

	INCORPORATED DOCUMENTS	WHERE INCORPORATED IN FORM 10-K

1.	Certain portions of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2002 (“Annual Report”)	Part I — Items 1 and 2; Part II — Items 5, 6, 7, 7A and 8; and Part III – Item 14.

2.	Certain portions of the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2003 (“Proxy Statement”).	Part III — Items 10, 11, 12 and 13.

PART I

Wachovia Corporation (formerly named First Union Corporation, “Wachovia”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia communications, which are made in good faith by Wachovia pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between the former Wachovia Corporation (“Legacy Wachovia”) and Wachovia completed on September 1, 2001 (the “Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion to reported earnings that may be realized from the Merger, (ii) statements relating to the benefits of the proposed retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc. (the “Brokerage Transaction”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (iii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and Legacy Wachovia in connection with the Merger or the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger or the Brokerage Transaction may not be fully realized or realized within the expected time frame; (3) revenues following the Merger or the Brokerage Transaction may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger or the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger and the Brokerage Transaction, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

ITEM 1.	BUSINESS.

GENERAL

Wachovia was incorporated under the laws of North Carolina in 1967 and is registered as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended. The merger of Legacy Wachovia and First Union Corporation (“Legacy First Union”) was effective September 1, 2001. Legacy First Union changed its name to “Wachovia Corporation” on the date of the merger. As the surviving corporate entity in the merger, information contained in this Annual Report on Form 10-K, unless indicated otherwise, includes information about Legacy First Union only. Whenever we use the “Wachovia” name in this Annual Report on Form 10-K, we mean the new combined company and, before the merger, Legacy First Union, unless indicated otherwise.

We provide a wide range of commercial and retail banking and trust services through full-service banking offices in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Washington, D.C. Wachovia Bank, National Association (“WBNA”) operates those banking offices, except those in Delaware, which are operated by Wachovia Bank of Delaware, National Association. We also provide various other financial services, including mortgage banking, credit card, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries.

Our principal executive offices are located at One Wachovia Center, 301 South College Street, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

Since the 1985 Supreme Court decision allowing interstate banking expansion, we have concentrated our efforts on building a large, diversified financial services organization, primarily doing business in the eastern region of the United States. Since November 1985, we have completed over 90 banking-related acquisitions. On February 19, 2003, we announced that we have entered into an agreement with Prudential Financial, Inc. providing for the combination of both companies’ respective retail securities brokerage business. As a result of that transaction, which is expected to consummate in the third quarter of 2003, Wachovia would own 62% of the combined entity and Prudential would own 38%.

With the completion of our merger with Legacy Wachovia, we are focused on generating improved core earnings growth from our four key businesses, including Capital Management, the General Bank, Wealth Management and the Corporate and Investment Bank. We are focused on integrating Legacy Wachovia and Legacy First Union’s business operations over a planned three-year integration period. We will continue to evaluate our operations and organizational structures to ensure they are closely aligned with our goal of maximizing performance in our core business lines. When consistent with our overall business strategy, we may consider the disposition of certain assets, branches, subsidiaries or lines of business. We routinely explore acquisition opportunities, particularly in areas that would complement our core business lines, and frequently conduct due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected.

Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 27 through 30 and in Note 13 on pages 102 through 104 in the Annual Report and incorporated herein by reference. Information relating to Wachovia Corporation only is set forth in Note 19 on pages 117 through 119 in the Annual Report and incorporated herein by reference.

Web Site Access to SEC Filings

Wachovia’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on our website, www.wachovia.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website, www.sec.gov.

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

REGULATION AND SUPERVISION

The following discussion sets forth some of the material elements of the regulatory framework applicable to financial holding companies and bank holding companies and their subsidiaries and provides some specific information relevant to us. The regulatory framework is intended primarily for the protection of depositors and the Bank Insurance Fund and not for the protection of security holders and creditors. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Bank Holding Company Activities

     General

As a financial holding company and a bank holding company, Wachovia is regulated under the Bank Holding Company Act of 1956, as well as other federal and state laws governing the banking business. The Federal Reserve Board is the primary regulator of Wachovia, and supervises our activities on a continual basis. Our subsidiaries are also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Comptroller of the Currency (the “Comptroller”) and the Federal Deposit Insurance Corporation (the “FDIC”).

The Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted on November 12, 1999. The Modernization Act, which amended the Bank Holding Company Act,

•	allows bank holding companies that qualify as “financial holding companies” to engage in a substantially broader range of non-banking activities than was permissible under prior law;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Federal Reserve Board notified us that, effective March 13, 2000, we are authorized to operate as a financial holding company and therefore are eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet the capital, management and CRA requirements.

     Interstate Banking

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized interstate acquisitions of banks and bank holding companies without geographic limitation. IBBEA requires that a bank holding company cannot make an interstate acquisition of a bank if, as a result, it would control more than 10% of the total United States insured depository deposits and more than 30% or applicable state law limit of deposits in that state.

     Banking Acquisitions

As a bank holding company, we are required to obtain prior Federal Reserve Board approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.

     Subsidiary Dividends

Wachovia is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of our revenues result from amounts paid as dividends to us by our national bank subsidiaries. The Comptroller’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2002, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $1.3 billion to us during 2003. This amount is not necessarily indicative of amounts that may be available in future periods. In 2002, our subsidiaries paid $1.5 billion in cash dividends to us.

In addition, we and our banking subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

     Source of Strength

Under Federal Reserve Board policy, we are expected to act as a source of financial strength to each of our subsidiary banks and to commit resources to support each of those subsidiaries. This support may be required at times when, absent that Federal Reserve Board policy, we may not find ourselves able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Federal law also authorizes the Comptroller to order an assessment of Wachovia if the capital of one of our national bank subsidiaries were to become impaired. If we failed to pay the assessment within three months, the Comptroller could order the sale of our stock in the national bank to cover the deficiency.

     Capital Requirements

Federal banking regulators have adopted risk-based capital and leverage guidelines that require that our capital-to-assets ratios meet certain minimum standards. Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles (“tier 1 capital”). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“tier 2 capital”, and together with tier 1 capital, “total capital”). At December 31, 2002, our tier 1 capital and total capital ratios were 8.22% and 12.01%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2002, was 6.77%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 16 on page 60 in the Annual Report and incorporated herein by reference.

The risk-based capital requirements explicitly identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities.

Effective April 1, 2002, Federal Reserve Board rules govern the regulatory capital treatment of merchant banking investments and certain other equity investments, including investments made by our Principal Investing group, in non-financial companies held by bank holding companies. The rules generally impose a capital charge that increases incrementally as the value of the banking organization’s equity investments increase. An 8% tier 1 capital deduction would apply on covered investments that in total represent up to 15% of an organization’s tier 1 capital. For covered investments that total more than 25% of the organization’s tier 1 capital, a capital deduction of 25% would be imposed. Equity investments made through small business investment companies in an amount up to 15% of the banking organization’s tier 1 capital are exempt from the new charges, but the full amount of the equity investments are still included when calculating the aggregate value of the banking organization’s non-financial equity investments.

Changes to the risk-based capital regime are frequently proposed or implemented. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January 2001, and, subsequently, it issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk. At present, the target date for implementing the New Accord is year-end 2006.

Bank Activities

     General

WBNA and our other national bank subsidiaries are subject to the provisions of the National Bank Act, are under the supervision of, and are subject to periodic examination by, the Comptroller, and are subject to the rules and regulations of the Comptroller, the Federal Reserve Board, and the FDIC. WBNA’s operations in other countries are also subject to various restrictions imposed by the laws of those countries. In addition, all of our banks have FDIC insurance and are subject to the Federal Deposit Insurance Act (the “FDIA”).

Under the Modernization Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Modernization Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Modernization Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

     Prompt Corrective Action

The FDIA, among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five tiers for FDIC-insured banks: (i) “well capitalized” if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2002, all of our deposit-taking subsidiary banks had capital levels that qualify them as being “well capitalized” under those regulations.

Undercapitalized depository institutions are subject to growth limitations, the requirement to submit a capital restoration plan, and a variety of other restrictions the severity of which are keyed to the bank’s capital tier and other factors. Ultimately, critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

A bank that is not “well capitalized” is subject to certain limitations relating to so-called “brokered” deposits.

     Cross Default

Each of our banks can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other of our banks, and for any assistance provided by the FDIC to any of our banks that is in danger of default and that is controlled by the same bank holding company. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. An FDIC cross-guarantee claim against a bank is generally superior in right of payment to claims of the holding company and its affiliates against such depository institution.

If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power: (i) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (ii) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (iii) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

     Deposit Insurance

The FDIC assessment rate on our subsidiary bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for one or more of our subsidiary depository banks could have a material adverse effect on our earnings, depending on the collective size of the particular institutions involved. In addition, if the ratio of insured deposits to money in the BIF drops below specified levels, the FDIC would be required to impose premiums on all banks insured by the BIF.

     Borrowings

There are also various legal restrictions on the extent to which Wachovia and our non-bank subsidiaries can transfer funds to, or borrow or otherwise obtain credit from, our banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to any one of us or those non-bank subsidiaries, to 10% of the lending bank’s capital stock and surplus, and as to us and all non-bank subsidiaries in the aggregate, to 20% of such lending bank’s capital stock and surplus. A bank’s transactions with its non-bank affiliates are also generally required to be on arm’s length terms.

     Depositor Preference

Under federal law, deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any obligations held by public noteholders of any subsidiary of Wachovia that is an insured depository institution, the public noteholders would be treated differently from, and could receive, if anything, substantially less than, the depositors of the depository institution.

Other Regulation

     Non-Bank Activities

Our bank and certain nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (many of which will be considered “functional regulators” under the Modernization Act). We also conduct securities underwriting, dealing and brokerage activities through Wachovia Securities, Inc. and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC, the National Association of Securities Dealers, Inc. and the NYSE. The operations of our mutual funds also are subject to regulation by the SEC. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. The types of activities in which the foreign branches of WBNA and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

Our subsidiaries acting as consumer lenders also are subject to regulation under various federal laws, including the Truth-in-Lending, the Equal Credit Opportunity, the Fair Credit Reporting, the Fair Debt Collection Practice and the Electronic Funds Transfer Acts, as well as various state laws. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that need to be made in connection with such loans.

     International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA Patriot Act’s requirements.

The IMLAFA requires all “financial institutions,” as defined, to establish anti-money laundering compliance and due diligence programs no later than April 2002. Such programs must include, among other things, adequate policies, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

     Privacy

Under the Modernization Act, federal banking regulators adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the Modernization Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

     Sarbanes-Oxley

President George W. Bush signed into law the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The NYSE has also proposed corporate governance rules that were presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

     Future Legislation

Changes to the laws and regulations in the states and countries where we and our subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations.

Additional Information

Additional information related to certain accounting and regulatory matters is set forth on pages 42 through 45 in the Annual Report and incorporated herein by reference.

ITEM 2.	PROPERTIES.

As of December 31, 2002, we and our subsidiaries owned 1,596 locations and leased 3,541 locations in 46 states, Washington, D.C., and 27 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as Wachovia’s administrative headquarters, as well as the headquarters of WBNA, Wachovia Mortgage Corporation, Wachovia Securities, Inc. and most of our non-banking subsidiaries. That multi-office complex is used as administrative headquarters for our General Bank, Corporate and Investment Bank, Capital Management Group and the Parent segments as identified in our Annual Report. Wachovia’s Wealth Management Group segment, as identified in our Annual Report, has its principal administrative offices in a multi-office complex in Winston-Salem, North Carolina.

Some of our non-banking subsidiaries have principal administrative offices in other cities in the United States. The principal administrative offices of our retail securities brokerage operations, including those operations following consummation of the proposed securities brokerage combination transaction with Prudential Financial, Inc., are in Richmond, Virginia. The principal administrative offices of our mutual fund operations are in Boston, Massachusetts. The principal administrative offices of our second mortgage servicing operations are in Sacramento, California. Certain of our institutional securities operations are conducted in offices in New York, New York and Baltimore, Maryland. The vast majority of our leased and owned properties are used for our branch banking operations and retail securities brokerage offices. Additional information relating to our lease commitments is set forth in Note 18 on page 115 in the Annual Report and incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.

Wachovia and certain of our subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from the conduct of our business activities. These proceedings include actions brought against Wachovia and/or its subsidiaries with respect to transactions in which Wachovia and/or our subsidiaries acted as lender, underwriter, financial advisor, broker or activities related thereto. Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described below, will not, in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

     Securities Litigation. A number of purported class actions were filed in June through August 1999 against us in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions named Wachovia and certain of our executive officers as defendants and were purported to be on behalf of persons who purchased shares of our common stock from August 14, 1998, through May 24, 1999. These actions were consolidated into one case in the U.S. District Court for the Western District of North Carolina in October 1999. These complaints alleged various violations of federal securities law, including violations of Section 10(b) of the Exchange Act, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for our common stock. The complaints alleged that management failed to disclose integration problems in the CoreStates Financial Corp merger and misstated the value of our interest in certain mortgage-backed securities of The Money Store, Inc. (“TMSI”) acquired by Legacy First Union on June 30, 1998. Plaintiffs sought a judgment awarding damages and other relief. In January 2001, the U.S. District Court for the Western District of North Carolina granted Wachovia’s motion to dismiss the litigation for failure to state a claim upon which relief could be granted. Although the plaintiffs did not appeal this ruling, they sought, and received permission to file an amended complaint. In August 2001, plaintiffs filed an amended complaint that abandoned their previous allegations concerning the CoreStates Financial Corp merger and primarily raised new allegations of irregularities at TMSI prior to its acquisition by Legacy First Union. In October 2001, Wachovia filed a motion to dismiss the securities litigation consolidated in the U.S. District Court for the Western District of North Carolina. In September 2002, the court granted the motion in part, limiting any new complaint to claims regarding alleged misstatements or omissions plead in earlier complaints. The plaintiffs filed a third consolidated and amended complaint in October 2002, purportedly on behalf of a class of purchasers of our common stock during the period from March 4, 1998 to May 24, 1999. The complaint alleges, among other things, that First Union disregarded problems at TMSI and did not write down goodwill from the TMSI acquisition soon enough. We have filed a motion to strike portions of this complaint. We believe the allegations contained in this latest complaint are without merit and will vigorously defend them.

     Pioneer Litigation. On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. (CoreStates), a predecessor of Wachovia Bank, National Association, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon Wachovia’s motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. Wachovia has petitioned the Pennsylvania Supreme Court to allow an appeal to that court. Wachovia will continue to vigorously pursue our rights of appeal.

     Steele Software Litigation. On March 25, 2002, a judgment was entered on a jury verdict in the Circuit Court for Baltimore City, Maryland in the case captioned Steele Software Systems Corporation v. First Union National Bank. The verdict includes compensatory damages of $39.5 million and punitive damages of $200 million. The plaintiff, a vendor which provided real estate settlement services, alleged that First Union National Bank fraudulently induced the plaintiff to enter into a services agreement with First Union National Bank, and subsequently breached that agreement. Wachovia filed an appeal in the Maryland appellate courts in June 2002 and filed it’s brief on appeal in December 2002. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. Wachovia will vigorously pursue its pending post-trial motions and its right of appeal.

     TMSI Litigation. A number of lawsuits have been filed in 2000, 2001 and 2002 against TMSI, a subsidiary of Wachovia and certain other affiliates in various jurisdictions. Substantially all of the plaintiffs were borrowers of TMSI prior to Wachovia’s acquisition of TMSI in June 1998. The borrower plaintiffs generally allege violations of federal and/or state law in connection with TMSI lending activities. A number of individual cases in Mississippi which were consolidated and scheduled for a series of trials in 2002 were settled in 2002. Other cases pending against TMSI are being vigorously defended by Wachovia.

     Securities and Exchange Commission. The Securities and Exchange Commission has subpoenaed certain documents and requested testimony from certain employees of Wachovia related to common stock purchases of Legacy Wachovia stock and Legacy First Union stock, including any purchases made by either company during the period from 1996-2001, with a particular focus on stock purchases following the April 2001 merger announcement. Wachovia is cooperating with the Commission in producing documents and employees to testify. The Commission has not accused either legacy company of violating any law or regulation, and Wachovia believes all such stock purchases were conducted in compliance with applicable law.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is listed on the NYSE. Table 5 on page 52 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2002, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2002, there were 181,455 holders of record of the common stock.

In connection with the merger with Legacy Wachovia, holders of shares of Legacy Wachovia common stock elected to receive, in addition to 2 shares of Wachovia common stock, either a one-time $0.48 cash payment or 2 shares of a new class of Wachovia preferred stock. At December 31, 2002, 96,536,312 Wachovia Dividend Equalization Preferred shares (“DEPs”) were issued in connection with the merger. The DEPs pay a quarterly dividend per share equal to the difference between $0.30 and the quarterly dividend paid per share on Wachovia common stock. The DEPs are not listed on a national securities exchange and have no voting rights. Wachovia will cease to pay a dividend on the DEPs when Wachovia’s common stock dividend equals at least $1.20 per share in the aggregate for four consecutive quarters.

Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Business — Supervision and Regulation; Payment of Dividends” and in Note 19 on page 117 in the Annual Report and incorporated herein by reference.

Under our Shareholder Protection Rights Agreement, each outstanding common stock share has a right attached to it. This right remains attached unless a separation time occurs. At separation time, common shareholders will receive separate certificates for these rights. Each right entitles its owner to purchase at separation time one one-hundredth of a share of a participating series of Class A preferred stock for $105. This series of Class A preferred stock would have economic and voting terms similar to those of one common stock share. Separation time would generally occur at the earlier of the following two dates:

•	the tenth business day after any person commences a tender or exchange offer that entitles that person to 10% or more of our outstanding common stock, or

•	the tenth business day after we publicly announce that a person has acquired beneficial ownership of 10% or more of our outstanding common stock.

These rights will not trade separately from the shares of common stock until separation time occurs, and may be exercised on the business day immediately after the separation time. The rights will expire at the earliest of:

•	the date on which our board of directors elects to exchange the rights for our common stock or preferred stock as described below;

•	the close of business on December 28, 2010, unless our board of directors extends that time; or

•	the date on which the rights are terminated as described below.

Once we publicly announce that a person has acquired 10% of our outstanding common stock, we can allow for rights holders to buy our common stock for half of its market value. For example, we would sell to each rights holder common stock shares worth $210 for $105 in cash. At the same time, any rights held by the 10% owner or any of its affiliates, associates or transferees will be void. In addition, if we are acquired in a merger or other business combination after a person has become a 10% owner, the rights held by shareholders would become exercisable to purchase the acquiring company’s common stock for half of its market value.

In the alternative, our board of directors may elect to exchange all of the then outstanding rights for shares of common stock at an exchange ratio of two common stock shares for one right. Upon election of this exchange, a right will no longer be exercisable and will only represent a right to receive two common stock shares.

If we are required to issue common stock shares upon the exercise of rights, or in exchange for rights, our board of directors may substitute shares of participating Class A preferred stock. The substitution will be at a rate of two one one-hundredths of a share of participating Class A preferred stock for each right exchanged.

The rights may be terminated without any payment to holders before their exercise date. The rights have no voting rights and are not entitled to dividends.

The rights will not prevent a takeover of Wachovia. The rights, however, may cause substantial dilution to a person or group that acquires 10% or more of common stock unless our board first terminates the rights. Nevertheless, the rights should not interfere with a transaction that is in Wachovia’s and its shareholders’ best interests because the rights can be terminated by the board before that transaction is completed.

The complete terms of the rights are contained in the Shareholder Protection Rights Agreement. The foregoing description of the rights and the rights agreement is qualified in its entirety by reference to the agreement. A copy of the rights agreement can be obtained upon written request to Wachovia Bank, National Association, 1525 West W.T. Harris Blvd., Charlotte, North Carolina 28288-1153.

On November 29, 2002, Wachovia issued an aggregate of 21,888 shares of Wachovia common stock to the former stockholders of The Rhodes Agency, Inc., which was acquired by Wachovia on November 1, 2001. The sale of the shares, which were issued in connection with the terms of such acquisition, were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because the sale did not involve a public offering.

Additional information relating to our common stock and the DEPs is set forth in Note 12 on pages 98 through 101 in the Annual Report and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

In response to this Item, the information set forth in Table 2 on page 50 in the Annual Report is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to this Item, the information set forth on pages 19 through 67 in the Annual Report is incorporated herein by reference. In addition, the “Outlook” section beginning on page 20 of the Annual Report, incorporated herein by reference, has been supplemented by our Current Report on Form 8-K dated March 31, 2003, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In response to this Item, the information set forth on pages 37 through 42, on pages 53 and 54, on pages 61 through 65, and in Note 18 on pages 113 and 114 in the Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In response to this Item, the information set forth in Table 5 on page 52 and on pages 68 through 119 in the Annual Report is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are generally elected to their offices for one-year terms at the board of directors meeting in April of each year. The terms of any executive officers elected after that date expire at the same time as the terms of the executive officers elected on that date. Following the merger between Legacy Wachovia and Legacy First Union, we elected certain Legacy Wachovia executives to be our executive officers. The names of each of our executive officers, their ages, their positions with us, and, if different, their business experience during the past five years, are as follows:

G. Kennedy Thompson (52). Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999. Previously, Chairman, from March 2001 to September 2001, Vice Chairman, from October 1998 to December 1999, Executive Vice President, from November 1996 to October 1998. Also, a director of Wachovia.

Robert S. McCoy, Jr. (64). Vice Chairman, since September 2001. Previously, Vice Chairman and Chief Financial Officer, from April 1999 to September 2001, and Senior Executive Vice President and Chief Financial Officer, prior to April 1999, Legacy Wachovia.

David M. Carroll (45). Senior Executive Vice President, since September 2001. Previously, Executive Vice President and Chief E-Commerce Officer, from May 1999 to September 2001, and President and CEO, First Union-Florida, from January 1998 to May 1999.

Stephen E. Cummings (47). Senior Executive Vice President and Co-Head, Corporate and Investment Bank, since February 2002. Previously, Senior Vice President of Wachovia Securities, Inc. (formerly named First Union Securities, Inc.) and Co-Head, Corporate and Investment Bank, from January 2000 to February 2002, Co-Head, Investment Banking from January 1999 to December 1999, and Chairman and CEO, Bowles Hollowell Conner & Co., prior to April 1998.

Jean E. Davis (47). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Wachovia Operational Services, from February 1999 to September 2001, Human Resources Director, from February 1998 to February 1999, and prior to February 1998, Regional Executive-Piedmont Triad Region, Legacy Wachovia.

Malcolm E. Everett, III (56). Senior Executive Vice President, since September 2001. Previously, President, First Union-Southwest Region, from January 2001 to September 2001, President First Union-Mid Atlantic, from May 1999 to January 2001, and Chairman, Chief Executive Officer and President, First Union-Carolinas, from January 1998 to May 1999.

Paul G. George (51). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Legacy Wachovia, prior to September 2001.

W. Barnes Hauptfuhrer (48). Senior Executive Vice President and Co-Head, Corporate and Investment Bank, since February 2002. Previously, Senior Vice President of Wachovia Securities, Inc. (formerly named First Union Securities, Inc.) and Co-Head, Corporate and Investment Bank, from January 2000 to February 2002, Co-Head, Investment Banking from January 1999 to December 1999, and Managing Partner and Head of First Union Capital Partners, Inc., prior to January 1999.

Benjamin P. Jenkins, III (58). Senior Executive Vice President, since September 2001. Previously, Vice Chairman, from August 1999 to September 2001, President, First Union-Florida, from June 1999 to August 1999, and President, First Union-VA/MD/DC, prior to June 1999.

Robert P. Kelly (49). Senior Executive Vice President and Chief Financial Officer, since September 2001. Previously, Executive Vice President and Chief Financial Officer, from November 2000 to September 2001, Vice Chairman-Group Office of Toronto Dominion Bank from February 2000 to July 2000, and Vice Chairman-Retail Banking from 1997 to February 2000.

Stanhope A. Kelly (45). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President, from January 2000 to September 2001, and Senior Vice President, prior to January 2000, Legacy Wachovia.

Donald A. McMullen, Jr. (54). Senior Executive Vice President, since September 2001. Previously, Vice Chairman, from August 1999 to September 2001, and Executive Vice President prior to August 1999.

Mark C. Treanor (56). Senior Executive Vice President, Secretary and General Counsel, since September 2001. Previously, Executive Vice President, Secretary and General Counsel, from August 1999 to September 2001, Senior Vice President and Senior Deputy General Counsel, August 1998 to August 1999, and senior partner, Treanor, Pope & Hughes, prior to August 1998.

Donald K. Truslow (44). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President and Chief Risk Officer, from August 2000 to September 2001, and Comptroller and Treasurer, prior to August 2000, Legacy Wachovia.

Prior to his retirement in February 2003, L. M. Baker, Jr. was Chairman and a director of Wachovia since September 2001. In addition to the foregoing, the information set forth in the Proxy Statement under the heading “General Information and Nominees”, and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Other Matters Relating to Executive Officers and Directors” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

In response to this Item, the information set forth in the Proxy Statement under the heading “Executive Compensation”, excluding the information under the subheadings “Compensation Committee Report on Executive Compensation” and “Performance Graph”, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information set forth in the Proxy Statement (i) relating to the ownership of common stock and DEPs by our directors, executive officers and principal stockholders under the headings “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners”, and (ii) relating to securities authorized for issuance under our equity compensation plans in the table (including footnotes related thereto) under the subheading “Additional Information Regarding Wachovia’s Equity Compensation Plans; Equity Compensation Plan Information”, and under the subheading “— Summary Description of Stock Plans Not Approved by Stockholders”, in each case under the heading “Proposal to Approve the Wachovia 2003 Stock Incentive Plan”, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information set forth in the Proxy Statement under the heading “Other Matters Relating to Executive Officers and Directors” is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES.

In response to this Item, the information set forth on page 42 of the Annual Report under the heading “Financial Disclosure” is incorporated herein by reference.

Within the 90-day period prior to the filing of this report, Wachovia carried out an evaluation, under the supervision and with the participation of Wachovia’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Wachovia’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Our consolidated financial statements, including the notes thereto and independent auditors’ report thereon, are set forth on pages 68 through 119 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)  During the quarter ended December 31, 2002, we filed the following Current Reports on Form 8-K with the SEC: October 16, 2002, and November 20, 2002. In addition, we filed the following Current Reports on Form 8-K with the SEC in the first quarter of 2003: January 16, 2003, February 19, 2003 and March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

Date: March 31, 2003

By: /s/ David M. Julian

DAVID M. JULIAN
SENIOR VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURE	CAPACITY

G. KENNEDY THOMPSON* G. KENNEDY THOMPSON	Chairman, President, Chief Executive Officer and Director

ROBERT P. KELLY* ROBERT P. KELLY	Senior Executive Vice President and Chief Financial Officer

DAVID M. JULIAN* DAVID M. JULIAN	Senior Vice President and Corporate Controller (Principal Accounting Officer)

F. DUANE ACKERMAN* F. DUANE ACKERMAN	Director

JOHN D. BAKER, II* JOHN D. BAKER, II	Director

JAMES S. BALLOUN* JAMES S. BALLOUN	Director

ROBERT J. BROWN* ROBERT J. BROWN	Director

PETER C. BROWNING* PETER C. BROWNING	Director

JOHN T. CASTEEN, III* JOHN T. CASTEEN, III	Director

WILLIAM H. GOODWIN, JR.* WILLIAM H. GOODWIN, JR	Director

ROBERT A. INGRAM* ROBERT A. INGRAM	Director

MACKEY J. MCDONALD	Director

SIGNATURE	CAPACITY

JOSEPH NEUBAUER* JOSEPH NEUBAUER	Director

LLOYD U. NOLAND, III* LLOYD U. NOLAND, III	Director

RUTH G. SHAW* RUTH G. SHAW	Director

LANTY L. SMITH* LANTY L. SMITH	Director

JOHN C. WHITAKER, JR.* JOHN C. WHITAKER, JR	Director

DONA DAVIS YOUNG* DONA DAVIS YOUNG	Director

*By Mark C. Treanor, Attorney-in-Fact

/s/ MARK C. TREANOR MARK C. TREANOR

Date: March 31, 2003

WACHOVIA CORPORATION
CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, G. Kennedy Thompson, certify that:

1.     I have reviewed this annual report on Form 10-K of Wachovia Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ G. Kennedy Thompson
G. Kennedy Thompson Chief Executive Officer

CERTIFICATION

I, Robert P. Kelly, certify that:

1.     I have reviewed this annual report on Form 10-K of Wachovia Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Robert P. Kelly
Robert P. Kelly Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

(3)(a)	Restated Articles of Incorporation of Wachovia	Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia.	Filed herewith.

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia.	Filed herewith.

(3)(d)	Bylaws of Wachovia, as amended	Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(4)(a)	Instruments defining the rights of the holders of Wachovia’s long-term debt.	*

(4)(b)	Wachovia’s Shareholder Protection Rights Agreement	Incorporated by reference to Exhibit (4) to Legacy First Union’s Current Report on Form 8-K dated December 20, 2000.

(10)(a)	Wachovia’s Deferred Compensation Plan for Officers	Incorporated by reference to Exhibit (10)(b) to Legacy First Union’s 1988 Annual Report on Form 10-K.

(10)(b)	Wachovia’s Deferred Compensation Plan for Non-Employee Directors, as amended	Incorporated by reference to Exhibit (10)(c) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(c)	Wachovia’s Contract Executive Deferred Compensation Plan	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1997 Annual Report on Form 10-K.

(10)(d)	Wachovia’s Supplemental Executive Long-Term Disability Plan	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1988 Annual Report on Form 10-K.

(10)(e)	Wachovia’s 1988 Master Stock Compensation Plan	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.

(10)(f)	Wachovia’s 1992 Master Stock Compensation Plan	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.

(10)(g)	Special Retirement Agreement between Wachovia and Edward E. Crutchfield	Incorporated by reference to Exhibit (10) to Legacy First Union’s 2000 Third Quarter Report on Form 10-Q.

(10)(h)	Wachovia’s Elective Deferral Plan	Incorporated by reference to Exhibit (4) to Legacy First Union’s Registration Statement No. 33-60913.

(10)(i)	Wachovia’s 1996 Master Stock Compensation Plan	Incorporated by reference to Exhibit (10) to Legacy First Union’s 1996 First Quarter Report on Form 10-Q.

(10)(j)	Wachovia’s 1998 Stock Incentive Plan, as amended	Incorporated by reference to Exhibit (10(j) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(k)	Employment Agreement between Wachovia and G. Kennedy Thompson	Incorporated by reference to Exhibit (10)(q) to Legacy First Union’s 1999 Annual Report on Form 10-K.

(10)(l)	Amendment No. 1 to Employment Agreement between Wachovia and G. Kennedy Thompson	Incorporated by reference to Exhibit (10)(l) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(m)	Employment Agreements between Wachovia and Benjamin P. Jenkins, III, and Donald A. McMullen, Jr., and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10) to Wachovia’s 2002 Second Quarter Report on Form 10-Q.

(10)(n)	Employment Agreement between Wachovia and Robert P. Kelly.	Filed herewith.

(10)(o)	Form of Employment Agreement between Wachovia and certain other Executive Officers of Wachovia	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(p)	Wachovia’s Senior Management Incentive Plan	Incorporated by reference to Exhibit (10)(t) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(q)	Employment Agreement between Wachovia and L. M. Baker, Jr.	Incorporated by reference to Exhibit 10.1 to Legacy First Union’s Registration Statement No. 333-59616.

EXHIBIT NO.	DESCRIPTION	LOCATION

(10)(r)	Employment Agreement between Wachovia and Robert S. McCoy, Jr.	Incorporated by reference to Exhibit 10.4 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(s)	Senior Executive Retirement Agreement between Wachovia and L. M. Baker, Jr.	Incorporated by reference to Exhibit 10.10 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.

(10)(t)	Senior Executive Retirement Agreement between Wachovia and Robert S. McCoy, Jr.	Incorporated by reference to Exhibit 10.11 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(u)	Form of Senior Executive Retirement Agreement between Wachovia and certain Executive Officers of Wachovia	Incorporated by reference to Exhibit 10.15 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.

(10)(v)	Wachovia’s Senior Management Incentive Plan, as amended	Incorporated by reference to Exhibit 10.4 to Legacy Wachovia’s 1999 Second Quarter Report on Form 10-Q.

(10)(w)	Wachovia’s Amended and Restated Executive Deferred Compensation Plan	Incorporated by reference to Exhibit 10.2 to Legacy Wachovia’s 2000 First Quarter Report on Form 10-Q.

(10)(x)	Wachovia’s 2001 Stock Incentive Plan	Incorporated by reference to Exhibit (10)(v) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(y)	Wachovia’s Stock Plan, as amended and restated	Incorporated by reference to Exhibit 10.23 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(z)	Wachovia’s Executive Long-Term Disability Income Plan	Incorporated by reference to Exhibit 10.34 to Legacy Wachovia’s 1997 Annual Report on Form 10-K.

(10)(aa)	Split Dollar Life Insurance Agreement between Wachovia and L. M. Baker, Jr.	Incorporated by reference to Exhibit 10.35 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(bb)	Split Dollar Life Insurance Agreement between Wachovia and Robert S. McCoy, Jr.	Incorporated by reference to Exhibit 10.36 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(cc)	Form of Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia	Incorporated by reference to Exhibit 10.39 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(dd)	Form of Non-Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.40 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(ee)	Form of Split Dollar Life Insurance Agreement between Wachovia and G. Kennedy Thompson, Benjamin P. Jenkins, III, Donald A. McMullen, Jr. and certain Executive Officers of Wachovia.	Filed herewith.

(10)(ff)	Wachovia’s Employee Retention Stock Plan	Filed herewith.

(10)(gg)	Wachovia’s Savings Restoration Plan	Filed herewith.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Filed herewith.

(13)	Wachovia’s 2002 Annual Report to Stockholders.**	Filed herewith.

(21)	List of Wachovia’s subsidiaries	Filed herewith.

(23)	Consent of KPMG LLP	Filed herewith.

(24)	Power of Attorney	Filed herewith.

(99)(a)	Certification pursuant to 18 U.S.C. Section 1350.	Filed herewith.

(99)(b)	Certification pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*	We agree to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries’ long-term debt.

**	Except for those portions of the Annual Report that are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the SEC only and is not to be deemed “filed” as part of this Form 10-K.