Form 10-Q
period 2003-03-31
WACHOVIA CORP NEW
filed 2003-05-15
CIK 36995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10000

Wachovia Corporation

(Exact name of registrant as specified in its charter)

North Carolina	56-0898180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

1,345,177,371 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 2003.

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

     These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between the former Wachovia Corporation (“Legacy Wachovia”) and Wachovia completed on September 1, 2001 (the “Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion to reported earnings that may be realized from the Merger, (ii) statements relating to the benefits of the proposed retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc. (the “Brokerage Transaction”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (iii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and Legacy Wachovia in connection with the Merger or the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger or the Brokerage Transaction may not be fully realized or realized within the expected time frame; (3) revenues following the Merger or the Brokerage Transaction may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger or the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger and the Brokerage Transaction, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

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

NOTE 1: BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three months ended March 31, 2003 and March 31, 2002, is presented below.

	Three Months Ended
	March 31,

(In millions, except per share data)	2003	2002

Income before dividends on preferred stock	$1,027	913
Dividends on preferred stock	(4)	(6)

Income available to common stockholders	$1,023	907

Basic earnings per common share	$0.77	0.67
Diluted earnings per common share	$0.76	0.66

Average common shares — basic	1,335	1,355
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible long-term debt assumed converted	11	11

Average common shares — diluted	1,346	1,366

NOTE 2: STOCK-BASED COMPENSATION

     The Company has stock option plans under which incentive and nonqualified stock options may be granted periodically to certain employees. The Company’s stock options typically have an exercise price equal to the fair value of the stock on the date of grant, and vest based on continued service with the Company for a specified period, which is one to five years for the options included in the table below. The expense is amortized ratably over the vesting period.

     Under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, there are two methods of accounting for stock options, the intrinsic value method and the fair value method. Upon the initial adoption of SFAS 123 in 1996, the Company elected to continue to use the intrinsic value method, which resulted in no expense being recognized related to the Company’s stock options.

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

     Under the prospective transition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or January 1, 2002, and only for stock option awards made in 2002 and thereafter. Prior awards will continue to be accounted for under the intrinsic value method. Awards granted in 2002 vest over three years. Therefore, the cost related to stock-based compensation included in the determination of income in 2003 is less than that which would have been applied to all awards since the original effective date of SFAS 123.

     The effect on net income available to common stockholders and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period, is presented below.

	Three Months Ended
	March 31,

(In millions, except per share data)	2003	2002

Net income available to common stockholders, as reported	$1,023	907
Add stock-based employee compensation expense included in reported net income, net of income taxes	13	—
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(30)	(16)

Pro forma net income available to common stockholders	$1,006	891

PER COMMON SHARE DATA
Basic — as reported	$0.77	0.67
Basic — pro forma	0.75	0.66
Diluted — as reported	0.76	0.66
Diluted — pro forma	$0.75	0.65

     The weighted average grant date fair values of options under the stock option plans were $10.39, $5.21, and $8.76 in 2002, 2001, and 2000, respectively. The weighted average grant date fair value of options under the employee stock plan awarded to substantially all employees in 1999 was $7.90. The more significant assumptions used in estimating the fair value of stock options in 2002, 2001, and 2000 included risk-free interest rates of 4.65 percent, 4.45 percent to 5.88 percent, and 5.71 percent to 6.73 percent, respectively; dividend yields of 2.53 percent, 2.99 percent, and 6.06 percent, respectively; weighted average expected lives of the stock options of 6.0 years, 4.0 years, and 4.0 years, respectively; and volatility of the Company’s common stock of 29 percent in 2002 and 2001, and 45 percent in 2000. Additionally, the estimated fair value of stock option awards is reduced by an estimate of forfeiture experience which was 7.5 percent, 10.0 percent and 10.0 percent in 2002, 2001 and 2000, respectively.

NOTE 3: GUARANTEES

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 45. FIN 45 requires that a liability be recorded for the fair value of certain guarantees. The initial measurement and recognition provisions of FIN 45 are effective for applicable guarantees written or modified after December 31, 2002. The adoption of these recognition provisions resulted in recording liabilities associated with standby letters of credit and certain liquidity facilities that we provide to conduits, for which the fees are received at periods other than at the beginning of the term. FIN 45 also requires disclosure of these and certain other guarantees in place at the date of the financial statements. The maximum risk of loss and the carrying value of Wachovia’s guarantees subject to the recognition and disclosure requirements of FIN 45 and in place at March 31, 2003, are presented below.

	March 31, 2003

		Maximum
	Carrying	Risk of
(In millions)	Value	Loss

Standby letters of credit	$66	25,538
Liquidity
Conduit transactions	37	17,818
Asset securitizations	2	12,105
Other financial guarantees	41	696
Residual value guarantees	—	218

Total guarantees subject to recognition under FIN 45	146	56,375
Written put options	286	1,875
Contingent consideration	—	281

Total guarantees subject to disclosure under FIN 45	$432	58,531

NOTE 4: VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation of variable interest entities (“VIEs”), certain of which are also referred to as special purpose entities (“SPEs”). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company will consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur or both. The company that consolidates a VIE is called the primary beneficiary. The provisions of FIN 46 are applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN 46 no later than July 1, 2003. In addition, if it is reasonably possible that a company will consolidate or disclose information about a VIE under FIN 46, the company is required to disclose in its financial statements, the nature, purpose, size and activities of the VIE and the company’s maximum exposure to loss as a result of its involvement with the VIE.

     The Company is in the process of assessing the impact of adopting this standard, including whether any cumulative effect of an accounting change will be recognized in the results of operations in the period of adoption, which will be the period ended September 30, 2003. Certain entities that are preliminarily considered VIEs in which the Company currently has a significant or majority variable interest may change before adoption of FIN 46. Based on the characteristics of the VIEs as of March 31, 2003, it is reasonably possible the Company will consolidate or disclose characteristics about certain multi-seller commercial paper conduits (“conduits”) as described below, when FIN 46 is adopted.

     Conduits are entities that purchase a variety of asset-backed loans and receivables, trade receivables, securities and other assets from borrowers and issuers, and issue commercial paper to fund those assets thereby providing borrowers with access to the commercial paper market, a low cost financing alternative. The Company administers conduits to facilitate its customers’ financing needs and provides liquidity facilities on substantially all of the commercial paper issued by the conduits that it administers. Under liquidity facilities, the Company is obligated to purchase asset interests that are financed by the conduits in the event the conduits are unable to continue to issue commercial paper to finance those assets. These liquidity facilities represent the most significant variable interests in conduits administered by the Company. Accordingly, unless the conduits are restructured such that the Company is no longer the primary beneficiary, the Company will consolidate the conduits administered by the Company on July 1, 2003. The conduits administered by the Company have total liabilities, primarily commercial paper, of $12 billion and a maximum exposure to loss of $18 billion at March 31, 2003. The excess exposure to loss over the total liabilities represents unfunded customer purchase facilities. Based on the current regulatory capital requirements and using financial information as of March 31, 2003, the Company estimates that the impact of consolidating the conduits would be a decrease in the tier 1 capital ratio of approximately 18 basis points. The Company, as administrator of the conduits, is currently evaluating various restructuring alternatives, including alternatives in which third parties would become the primary beneficiary and thereby would be required to consolidate the conduits in their financial statements.

     The Company also provides liquidity guarantees to other conduits not administered by the Company, related to Company assets transferred to these conduits. These liquidity guarantees represent the most significant variable interests the Company has in these conduits. The Company has variable interests in these other conduits, which have total assets of $7.2 billion that represent a maximum exposure to loss of $2.6 billion at March 31, 2003. The Company does not anticipate being the primary beneficiary, and accordingly, will not consolidate these conduits when FIN 46 is adopted.

NOTE 5: MERGER-RELATED AND RESTRUCTURING EXPENSES

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the provisions of SFAS 146, a liability for costs associated with exit or disposal activities is recognized only when a liability has been incurred. Previously, under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), a liability was recognized when management committed to a plan of disposal and the plan met certain criteria, even though commitment to a plan did not, by itself, necessarily result in a liability. In addition, SFAS 146 requires certain disclosures that were not previously required under EITF 94-3. SFAS 146 is effective for exit plans initiated after December 31, 2002.

     The Wachovia merger was initiated in 2001, but certain merger integration activities were not finalized as of December 31, 2002, and accordingly, certain of those activities will be subject to the provisions of SFAS 146. The merger integration activities to be completed after December 31, 2002, are branch conversion and consolidation, system conversions, advertising and consolidation of other premises. The Company expects to complete these merger activities by August 31, 2004. The costs associated with these activities are included in merger-related and restructuring expenses in the consolidated statements of income. Merger-related and restructuring expenses are not allocated to the Company’s core business segments. The following table discloses the total amount and types of costs expected for Wachovia merger activities initiated after December 31, 2002. All amounts recorded in the three months period ended March 31, 2003, were also paid in the period, and accordingly, there was no liability at March 31, 2003.

	Personnel			Contract
	and			Cancellations
	Employee	Occupancy		and System
	Termination	and		Conversion
(In millions)	Benefits	Equipment	Advertising	Costs	Other	Total

Total estimated costs	$58	236	64	130	112	600
Recorded in current period	(3)	(17)	(10)	(28)	(12)	(70)

Estimated costs remaining	$55	219	54	102	100	530

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at March 31, 2003, March 31, 2002, and December 31, 2002, respectively, set forth on page 57 of Wachovia’s First Quarter 2003 Financial Supplement for the three months ended March 31, 2003 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income of Wachovia and subsidiaries for the three months ended March 31, 2003 and 2002, set forth on pages 58 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the three months ended March 31, 2003 and 2002, set forth on page 59 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 59 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 23 and 24, page 41, and pages 51 through 54 of the Financial Supplement and is incorporated herein by reference.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Wachovia and certain of our subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from the conduct of our business activities. These proceedings include actions brought against Wachovia and/or its subsidiaries with respect to transactions in which Wachovia and/or our subsidiaries acted as lender, underwriter, financial advisor, broker or activities related thereto. Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described below and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002, will not, in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002.

     Steele Software Litigation. On March 25, 2002, a judgment was entered on a jury verdict in the Circuit Court for Baltimore City, Maryland in the case captioned Steele Software Systems Corporation v. First Union National Bank. The verdict includes compensatory damages of $39.5 million and punitive damages of $200 million. The plaintiff, a vendor which provided real estate settlement services, alleged that First Union National Bank fraudulently induced the plaintiff to enter into a services agreement with First Union National Bank, and subsequently breached that agreement. Wachovia filed an appeal in the Maryland appellate courts in June 2002, filed its brief on appeal in December 2002 and argued its appeal before the appellate court in April 2003. Wachovia currently is awaiting the appellate court’s ruling on our appeal. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. Wachovia will vigorously pursue its appeal.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders of Wachovia held on April 22, 2003, the following proposals were submitted to a vote of the holders of Wachovia’s common stock voting as indicated:

1.     Approval of a proposal to elect the following individuals as directors of Wachovia:

	FOR	WITHHELD
Class II directors:
John T. Casteen, III	1,089,797,333	29,949,077
William H. Goodwin, Jr.	1,089,010,806	30,735,604
Robert A. Ingram	1,036,225,839	83,520,571
Macky J. McDonald	1,097,962,948	21,783,462
Lloyd U. Noland, III	1,099,099,547	20,646,863
Ruth G. Shaw	1,061,008,283	58,738,127

2.     Approval of a proposal to approve Wachovia’s 2003 Stock Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

745,063,984	145,151,583	13,223,550	216,307,293

3.     Approval of a proposal to ratify the appointment of KPMG LLP as Wachovia’s auditors for 2003:

FOR	AGAINST	ABSTAIN

1,063,788,244	47,294,619	8,663,087

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(10)	Wachovia Corporation 2003 Stock Incentive Plan.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2003 Financial Supplement.
(99)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b)  Reports on Form 8-K.

     During the quarter ended March 31, 2003, Current Reports on Form 8-K, dated January 16, 2003, February 19, 2003, and March 31, 2003, were filed with the Commission by Wachovia. In addition, Current Reports on Form 8-K dated April 1, 2003, April 16, 2003, and April 22, 2003, have been filed with the Commission by Wachovia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA CORPORATION

Date: May 15, 2003	By:	/s/ DAVID M. JULIAN

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

a} designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Robert P. Kelly Robert P. Kelly
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(10)	Wachovia Corporation 2003 Stock Incentive Plan.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2003 Financial Supplement.
(99)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.