Form 10-Q
period 2003-06-30
WACHOVIA CORP NEW
filed 2003-08-14
CIK 36995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

1,332,209,051 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of July 31, 2003.

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

     These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between the former Wachovia Corporation (“Legacy Wachovia”) and Wachovia completed on September 1, 2001 (the “Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion to reported earnings that may be realized from the Merger, (ii) statements relating to the benefits of the retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc., which was consummated on July 1, 2003 (the “Brokerage Transaction”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (iii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and Legacy Wachovia in connection with the Merger or the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger or the Brokerage Transaction may not be fully realized or realized within the expected time frame; (3) revenues following the Merger or the Brokerage Transaction may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger or the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger and the Brokerage Transaction, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

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

NOTE 1: BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2003, and June 30, 2002, is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share data)	2003	2002	2003	2002

Income before dividends on preferred stock	$1,032	855	2,059	1,768
Dividends on preferred stock	(1)	(6)	(5)	(12)

Income available to common stockholders	$1,031	849	2,054	1,756

Basic earnings per common share	$0.77	0.62	1.54	1.29
Diluted earnings per common share	$0.77	0.62	1.53	1.28

Average common shares — basic	1,333	1,360	1,334	1,357
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible long-term debt assumed converted	13	15	12	13

Average common shares — diluted	1,346	1,375	1,346	1,370

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

     The Company adopted the fair value method of accounting for stock options in 2002. Under the fair value method, expense is measured on the date of grant using an option pricing model with market assumptions. Option pricing models require the use of highly subjective assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. Accordingly, the model does not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

     Under the prospective transition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or January 1, 2002, and only for stock option awards made in 2002 and thereafter. Prior awards will continue to be accounted for under the intrinsic value method. Awards granted in 2003 and 2002 vest over five years and three years, respectively. Therefore, the cost related to stock-based compensation included in the determination of income in 2003 and 2002 is less than that which would have been applied to all awards since the original effective date of SFAS 123.

     The effect on net income available to common stockholders and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period, is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In millions, except per share data)	2003	2002	2003	2002

Net income available to common stockholders, as reported	$1,031	849	2,054	1,756
Add stock-based employee compensation expense included in reported net income, net of income taxes	18	13	31	13
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(35)	(30)	(65)	(46)

Pro forma net income available to common stockholders	$1,014	832	2,020	1,723

PER COMMON SHARE DATA
Basic — as reported	$0.77	0.62	1.54	1.29
Basic — pro forma	0.76	0.61	1.51	1.27
Diluted — as reported	0.77	0.62	1.53	1.28
Diluted — pro forma	$0.75	0.61	1.50	1.26

     The weighted average grant date fair values of options under the stock option plans were $8.38, $10.39, and $5.21 in 2003, 2002, and 2001, respectively. The weighted average grant date fair value of options under the employee stock plan awarded to substantially all employees in 1999 was $7.90. The more significant assumptions used in estimating the fair value of stock options in 2003, 2002, and 2001 included risk-free interest rates of 3.15 percent, 4.65 percent, and 4.45 percent to 5.88 percent, respectively; dividend yields of 3.10 percent, 2.53 percent, and 2.99 percent, respectively; weighted average expected lives of the stock options of 6.0 years, 6.0 years, and 4.0 years, respectively; and volatility of the Company’s common stock of 28 percent in 2003, and 29 percent in 2002 and 2001. Additionally, the estimated fair value of stock option awards is reduced by an estimate of forfeiture experience which was 8.0 percent, 7.5 percent and 10.0 percent in 2003, 2002 and 2001, respectively.

NOTE 3: GUARANTEES

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 45. FIN 45 requires that a liability be recorded for the fair value of certain guarantees. The initial measurement and recognition provisions of FIN 45 are effective for applicable guarantees written or modified after December 31, 2002. The adoption of these recognition provisions resulted in recording liabilities associated with standby letters of credit and certain liquidity facilities that we provide to conduits, for which the fees are received at periods other than at the beginning of the term. FIN 45 also requires disclosure of these and certain other guarantees in place at the date of the financial statements. The maximum risk of loss and the carrying value of Wachovia’s guarantees subject to the recognition and disclosure requirements of FIN 45 and in place at June 30, 2003, are presented below.

	June 30, 2003

		Maximum
	Carrying	Risk of
(In millions)	Value	Loss

Standby letters of credit	$70	25,727
Liquidity
Conduit transactions	37	17,481
Asset securitizations	3	12,038
Other financial guarantees	57	1,006
Residual value guarantees on operating leases	2	645

Total guarantees subject to recognition under FIN 45	169	56,897
Written put options	677	2,941
Contingent consideration	—	276

Total guarantees subject to disclosure under FIN 45	$846	60,114

NOTE 4: VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation of variable interest entities (“VIEs”), certain of which are also referred to as special purpose entities (“SPEs”). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur or both. The company that consolidates a VIE is called the primary beneficiary. The provisions of FIN 46 are applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN 46 no later than July 1, 2003.

     The Company arranges financing for certain customer transactions through multi-seller commercial paper conduits that provide its customers with access to the commercial paper market. The Company provides liquidity commitments to these multi-seller conduits that the Company administers. As currently structured, these conduits are VIEs in which the Company is the primary beneficiary. Accordingly, on July 1, 2003, the Company consolidated these conduits. This consolidation added $10 billion of assets, representing $5 billion of securities and $5 billion of other earning assets and $10 billion of short-term commercial paper borrowings.

     The Company did not consolidate or de-consolidate any other significant variable interest entities in connection with the adoption and implementation of FIN 46; thus the adoption and implementation did not have a material impact on it’s consolidated financial position or results of operations, other than as indicated above. However, the continued consolidation of trusts associated with the trust preferred securities and the appropriate balance sheet classification of the securities under FIN 46 is still being determined.

     FIN 46 also requires disclosure of significant variable interests the Company has in VIEs for which it is not the primary beneficiary and thus not required to consolidate. The Company provides liquidity guarantees to other conduits not administered by the Company, related to Company assets transferred to these conduits. These liquidity guarantees represent the most significant variable interests the Company has in these conduits. The Company has variable interests in these other conduits, which have total assets of $8.4 billion, that represent a maximum exposure to loss of $2.4 billion at June 30, 2003. The Company is not the primary beneficiary of these VIEs and is not required to consolidate them.

NOTE 5: RESTRUCTURING EXPENSES

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the provisions of SFAS 146, a liability for costs associated with exit or disposal activities is recognized only when a liability has been incurred. Previously, under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), a liability was recognized when management committed to a plan of disposal and the plan met certain criteria, even though commitment to a plan did not, by itself, necessarily result in a liability. Specifically, under SFAS 146, involuntary employee termination costs associated with a one-time termination plan in excess of benefits that would be paid under an ongoing severance plan are recorded on the date that employees are notified, if the period between notification and termination is the lesser of 60 days or the legally required notification period. Otherwise, these costs are recognized evenly over the period from notification to termination. Involuntary termination costs under an ongoing plan are recorded under SFAS 112, Employers’ Accounting for Postemployment Benefits, on the date that management has committed to an exit or disposal plan. Under SFAS 146, costs associated with terminating a contract, including leases, are recognized when the contract is legally terminated or the benefits of the contract are no longer being realized. In addition, SFAS 146 requires certain disclosures that were not previously required under EITF 94-3. SFAS 146 is effective for exit plans initiated after December 31, 2002. The result of this standard is that personnel costs previously recorded as restructuring under EITF 94-3 are now accounted for under SFAS 112 and classified as merger-related.

     The First Union and Wachovia merger was initiated in 2001, but certain merger integration activities were not finalized as of December 31, 2002, and accordingly, certain of those activities will be subject to the provisions of SFAS 146 primarily, occupancy and contract cancellations. The merger integration activities to be completed after December 31, 2002, are branch conversion and consolidation, system conversions, advertising and consolidation of other premises. The Company expects to complete these merger activities by August 31, 2004. The costs associated with these activities are included in merger-related and restructuring expenses in the consolidated statements of income. Merger-related and restructuring expenses are not allocated to the Company’s core business segments. The following table discloses the total amount and types of costs expected for Wachovia merger activities initiated after December 31, 2002. Of the amounts recorded in the six months ended June 30, 2003, $5 million was paid in the period, and accordingly, there was a $6 million liability, all related to occupancy at June 30, 2003. These costs are included in the previously announced estimated maximum of $1.4 billion of one-time charges related to the First Union and Wachovia merger.

	Occupancy
	and	Contract
(In millions)	Equipment	Cancellations	Total

Total estimated costs	$79	6	85
Recorded in current period	(8)	(3)	(11)

Estimated costs remaining	$71	3	74

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at June 30, 2003, June 30, 2002, and December 31, 2002, respectively, set forth on page 72 of Wachovia’s Second Quarter 2003 Financial Supplement for the six months ended June 30, 2003 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and six months ended June 30, 2003 and 2002, set forth on pages 73 and 74 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the six months ended June 30, 2003 and 2002, set forth on page 75 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 and 3 through 75 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 25 through 29, page 55, and pages 66 through 68 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 4. Controls and Procedures.

     Disclosure Controls and Procedures. Wachovia’s management, with the participation of Wachovia’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Wachovia’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Wachovia’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Wachovia in the reports that it files or submits under the Exchange Act.

     Internal Control Over Financial Reporting. There have not been any changes in Wachovia’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Wachovia and certain of our subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from the conduct of our business activities. These proceedings include actions brought against Wachovia and/or its subsidiaries with respect to transactions in which Wachovia and/or our subsidiaries acted as lender, underwriter, financial advisor, broker or activities related thereto. Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002, and Quarterly Report on Form 10-Q for the period ended March 31, 2003, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described below and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002, and Quarterly Report on Form 10-Q for the period ended March 31, 2003, will not, in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

     In the Matter of KPMG LLP Certain Auditor Independence Issues. On June 19, 2003, the Securities and Exchange Commission informally requested Wachovia to produce certain documents concerning any agreements or understandings by which Wachovia referred clients to KPMG LLP during the period January 1, 1997 to the present. Wachovia is cooperating with the SEC in its inquiry. Wachovia believes the SEC's inquiry relates to certain tax services offered to Wachovia customers by KPMG LLP during the period from 1997 to early 2002, and whether these activities might have caused KPMG LLP not to be "independent" from Wachovia, as defined by applicable accounting and SEC regulations requiring auditors of an SEC-reporting company to be independent of the company. Wachovia and/or KPMG LLP received fees in connection with a small number of personal financial consulting transactions related to these services. During all periods covered by the SEC's inquiry, including the present, KPMG LLP has confirmed to Wachovia that KPMG LLP was and is "independent" from Wachovia under applicable accounting and SEC regulations.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2003 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b)  Reports on Form 8-K.

     During the quarter ended June 30, 2003, Current Reports on Form 8-K, dated April 1, 2003, April 16, 2003, and April 22, 2003, were filed with the Commission by Wachovia. In addition, a Current Report on Form 8-K dated July 17, 2003, has been filed with the Commission by Wachovia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA CORPORATION

Date: August 14, 2003	By:	/s/ DAVID M. JULIAN

David M. Julian
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2003 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.