Form 10-Q
period 2003-09-30
WACHOVIA CORP NEW
filed 2003-11-14
CIK 36995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

1,323,756,630 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of October 31, 2003.

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

NOTE 1: BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three and nine months ended September 30, 2003, and September 30, 2002, is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share data)	2003	2002	2003	2002

Income before cumulative effect of a change in accounting principle and dividends on preferred stock	$1,088	916	3,147	2,684
Cumulative effect of a change in accounting principle, net of income taxes	17	—	17	—
Dividends on preferred stock	—	(3)	(5)	(15)

Income available to common stockholders	$1,105	913	3,159	2,669

Basic earnings per common share
Income before change in accounting principle	$0.83	0.67	2.37	1.96
Cumulative effect of a change in accounting principle	0.01	—	0.01	—

Net income	$0.84	0.67	2.38	1.96

Diluted earnings per common share
Income before change in accounting principle	$0.82	0.66	2.34	1.95
Cumulative effect of a change in accounting principle	0.01	—	0.01	—

Net income	$0.83	0.66	2.35	1.95

Average common shares — basic	1,321	1,362	1,330	1,359
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible long-term debt assumed converted	17	12	13	13

Average common shares — diluted	1,338	1,374	1,343	1,372

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

     Under the prospective transition provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company adopted the fair value method effective as of the beginning of the year in which the decision was made, or January 1, 2002, and only for stock option awards made in 2002 and thereafter. Prior awards will continue to be accounted for under the intrinsic value method. Awards granted in 2003 and 2002 vest over three to five years and three years, respectively. Therefore, the cost related to stock-based compensation included in the determination of income in 2003 and 2002 is less than that which would have been applied to all awards since the original effective date of SFAS 123.

     The effect on net income available to common stockholders and earnings per share as if the fair value method had been applied to all outstanding and unvested awards in each period, is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions, except per share data)	2003	2002	2003	2002

Net income available to common stockholders, as reported	$1,105	913	3,159	2,669
Add stock-based employee compensation expense included in reported net income, net of income taxes	18	13	49	26
Deduct total stock-based employee compensation expense determined under fair value method for all awards, net of income taxes	(35)	(31)	(100)	(77)

Pro forma net income available to common stockholders	$1,088	895	3,108	2,618

PER COMMON SHARE DATA
Basic — as reported	$0.84	0.67	2.38	1.96
Basic — pro forma	0.82	0.66	2.33	1.93
Diluted — as reported	0.83	0.66	2.35	1.95
Diluted — pro forma	$0.81	0.65	2.31	1.91

     The weighted average grant date fair values of options under the stock option plans were $8.38, $10.39, and $5.21 in 2003, 2002 and 2001, respectively. The weighted average grant date fair value of options under the employee stock plan awarded to substantially all employees in 1999 was $7.90. The more significant assumptions used in estimating the fair value of stock options in 2003, 2002 and 2001 included risk-free interest rates of 3.15 percent, 4.65 percent, and 4.45 percent to 5.88 percent, respectively; dividend yields of 3.10 percent, 2.53 percent and 2.99 percent, respectively; weighted average expected lives of the stock options of 6.0 years, 6.0 years and 4.0 years, respectively; and volatility of the Company’s common stock of 28 percent in 2003, and 29 percent in 2002 and 2001. Additionally, the estimated fair value of stock option awards is reduced by an estimate of forfeitures, which was 8.0 percent, 7.5 percent and 10.0 percent in 2003, 2002 and 2001, respectively.

NOTE 3: GUARANTEES

     In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded for the fair value of certain guarantees. The initial measurement and recognition provisions of FIN 45 are effective for applicable guarantees written or modified after December 31, 2002. The adoption of these recognition provisions resulted in recording liabilities associated with standby letters of credit and certain liquidity facilities that the Company provides to conduits, for which the fees are received at periods other than at the beginning of the term. FIN 45 also requires disclosure of these and certain other guarantees in place at the date of the financial statements. The maximum risk of loss and the carrying value of the Company’s guarantees subject to the recognition and disclosure requirements of FIN 45 and in place at September 30, 2003, are presented below.

	September 30, 2003

		Maximum
	Carrying	Risk of
(In millions)	Value	Loss

Standby letters of credit	$69	26,170
Liquidity
Conduit transactions	—	6,954
Asset securitizations	2	11,644
Other financial guarantees	58	982
Residual value guarantees on operating leases	3	644

Total guarantees subject to recognition under FIN 45	132	46,394
Written put options	560	2,644
Contingent consideration	—	277

Total guarantees subject to disclosure under FIN 45	$692	49,315

NOTE 4: VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which addresses consolidation of variable interest entities (“VIEs”), certain of which are also referred to as special purpose entities (“SPEs”). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Under the provisions of FIN 46, a company is to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses if they occur, receive a majority of the VIE’s expected residual returns if they occur or both. The company that consolidates a VIE is called the primary beneficiary. The provisions of FIN 46 are applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, are subject to the provisions of FIN 46 no later than July 1, 2003. In October 2003, the FASB issued guidance that provides for a deferral of the effective date of applying FIN 46 to entities created before February 1, 2003, to no later than December 31, 2003. In addition, the deferral permits a public company to apply FIN 46 to some or all of the VIEs in which it holds an interest.

     The Company arranges financing for certain customer transactions through multi-seller commercial paper conduits that provide its customers with access to the commercial paper market. The Company provides liquidity commitments to these multi-seller conduits that the Company administers. As currently structured, these conduits are VIEs in which the Company is the primary beneficiary. Accordingly, on July 1, 2003, the Company consolidated these conduits. This consolidation added $9.1 billion of assets, representing $5.0 billion of securities and $4.1 billion of other earning assets and $9.3 billion of short-term commercial paper borrowings.

     The Company did not consolidate or de-consolidate any other significant variable interest entities in connection with the implementation of FIN 46; thus the implementation at July 1, 2003, did not have a material impact on its consolidated financial position or results of operations, other than as indicated above. However, the continued consolidation of trusts associated with the trust preferred securities and the appropriate balance sheet classification of the securities under FIN 46 is still under consideration by the accounting standard setters and the Company will not apply FIN 46 to these entities until December 31, 2003, as appropriate.

     The Company invests in partnerships that are formed for purposes of providing housing in low-income areas. The Company’s interest in these partnerships potentially represents a significant variable interest in the partnerships. The Company’s maximum exposure to loss from investments in these partnerships was $1.1 billion at September 30, 2003, representing funded commitments recorded as investments and unfunded commitments. The Company will not apply FIN 46 to these partnerships until December 31, 2003, to allow for clarification of the accounting guidance relating to these entities. The application of FIN 46 to these entities is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

     FIN 46 also requires disclosure of significant variable interests the Company has in VIEs for which it is not the primary beneficiary and thus not required to consolidate. The Company provides liquidity guarantees to other conduits not administered by the Company, related to Company assets transferred to these conduits. These liquidity guarantees represent the most significant variable interests the Company has in these conduits. The Company has variable interests in these other conduits, which have total assets of $9.6 billion, that represent a maximum exposure to loss of $2.2 billion at September 30, 2003. The Company is not the primary beneficiary of these VIEs and is not required to consolidate them.

NOTE 5: RESTRUCTURING EXPENSES

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Under the provisions of SFAS 146, a liability for costs associated with exit or disposal activities is recognized only when a liability has been incurred. Previously, under EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), a liability was recognized when management committed to a plan of disposal and the plan met certain criteria, even though commitment to a plan did not, by itself, necessarily result in a liability. Specifically, under SFAS 146, involuntary employee termination costs associated with a one-time termination plan in excess of benefits that would be paid under an ongoing severance plan are recorded on the date that employees are notified, if the period between notification and termination is the lesser of 60 days or the legally required notification period. Otherwise, these costs are recognized evenly over the period from notification to termination. Involuntary termination costs under an ongoing plan are recorded under SFAS 112, Employers’ Accounting for Postemployment Benefits, on the date that management has committed to an exit or disposal plan. Under SFAS 146, costs associated with terminating a contract, including leases, are recognized when the contract is legally terminated or the benefits of the contract are no longer being realized. In addition, SFAS 146 requires certain disclosures that were not previously required under EITF 94-3. SFAS 146 is effective for exit plans initiated after December 31, 2002. Under this standard, certain personnel costs previously recorded as restructuring under EITF 94-3 are now accounted for under SFAS 112 and classified as merger-related.

     The First Union and Wachovia merger was initiated in 2001, but certain merger integration activities were not finalized as of December 31, 2002, and accordingly, the costs associated with certain of those activities will be subject to the provisions of SFAS 146, primarily occupancy and contract cancellations. The merger integration activities to be completed after December 31, 2002, are branch conversion and consolidation, system conversions, advertising and consolidation of other premises. The Company expects to complete these merger activities by August 31, 2004. The costs associated with these activities are included in merger-related and restructuring expenses in the consolidated statements of income. Merger-related and restructuring expenses are not allocated to the Company’s core business segments. The following table discloses the total amount and types of costs expected for the Company’s merger activities initiated after December 31, 2002. Of the amounts recorded in the nine months ended September 30, 2003, $11 million was paid in the period, and accordingly, there was a $10 million liability, all related to occupancy at September 30, 2003. These costs are included in the previously announced estimated maximum of $1.4 billion of one-time charges related to the First Union and Wachovia merger.

     On July 1, 2003, the Company consummated the combination of the retail brokerage businesses of Wachovia Securities, LLC and Prudential Financial, Inc. Merger-related and restructuring expenses and exit cost purchase accounting adjustments of approximately $1.1 billion pre-tax are projected in connection with this transaction over the anticipated 18-month integration period. Of the $1.1 billion, the Company estimates that approximately $40 million of restructuring expenses, comprising principally occupancy and equipment costs, will be recorded. No restructuring expenses have been recorded for this transaction through September 30, 2003.

	Occupancy
	and	Contract
(In millions)	Equipment	Cancellations	Total

First Union/Wachovia Merger
Total estimated costs	$79	6	85
Recorded in current period	(18)	(3)	(21)

Estimated costs remaining	$61	3	64

NOTE 6: LIABILITIES AND EQUITY

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. SFAS 150 requires that the fair value of certain financial instruments where the issuer may settle the instrument by issuing its own equity shares be classified as assets or liabilities. Subsequent changes to fair value are recorded in earnings. The Company has equity collar transactions that expire in October 2003 through December 2003 and are considered financial instruments within the scope of SFAS 150. In connection with the adoption of SFAS 150 on July 1, 2003, the Company recorded the fair value of these instruments as an asset and recognized an after-tax gain of $17 million ($26 million before tax), which is presented in the consolidated statements of income as the cumulative effect of a change in accounting principle. In the three months ended September 30, 2003, the Company recorded an additional $6 million gain as a component of other income in the consolidated statements of income. Other than recording these amounts, the adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial position or results of operations. The future impact of SFAS 150 will depend on the extent to which the Company enters into these types of transactions in the future.

NOTE 7: BUSINESS COMBINATIONS

     On July 1, 2003, the Company consummated the combination of its retail brokerage subsidiary with the retail brokerage business of Prudential Financial, Inc. (“Prudential”). Under the terms of the agreement, Prudential exchanged its retail brokerage business for a 38 percent interest in the combined entity. The Company owns 62 percent of the combined entity, which continues to be a consolidated subsidiary of the Company. The combined entity operates under the name of Wachovia Securities, LLC.

     The Company entered into this business combination to enhance shareholder value by providing more products and services for customers and more investment opportunities for clients. The newly formed entity has combined client assets of $568.5 billion with a national footprint of more than 3,400 brokerage locations and nearly 12,000 registered representatives. This combination creates the third largest retail brokerage platform, with major national presence, excellent growth prospects and attractive financial returns. The new company has created a full service firm that will provide advice to customers based on research from multiple providers and that will have access to a broad suite of financial products and services from its parent organizations.

     Under the purchase method of accounting, the assets and liabilities of the retail brokerage business of Prudential were recorded at their respective fair values as of July 1, 2003. The fair values are preliminary and subject to refinement as information relative to the fair values as of July 1, 2003, becomes available and as plans for the disposition of certain assets are finalized. The assets and liabilities of the Company’s retail brokerage subsidiary continue to be recorded at their pre-combination basis and were not adjusted to fair value as a result of the combination.

     The purchase price of the Prudential retail brokerage business was based on valuations, which as of September 30, 2003, are preliminary and subject to refinement. The valuations utilize common techniques for valuing businesses such as discounted cash flow analysis. The Company recorded net purchase accounting adjustments of $207 million, which resulted in total intangible assets of $347 million. Of the total intangible assets, $151 million ($91 million net of income taxes) was allocated to customer relationships, resulting in $196 million of goodwill. The customer relationship intangible is being amortized over its estimated economic life of 23 years using an accelerated method which will result in nearly 50 percent of the balance amortizing in the first seven years.

     The $257 million difference between the Company’s pre-combination basis in the net assets of its retail brokerage business and 62 percent of the net assets of the combined entity was recorded as a credit to the Company’s consolidated stockholders’ equity.

     The table below summarizes information related to preliminary goodwill and other intangible assets related to this transaction. Pro forma information related to this transaction is not considered to be material, and therefore is not included.

PRELIMINARY GOODWILL AND OTHER INTANGIBLE ASSETS CREATED
     BY THE WACHOVIA/PRUDENTIAL FINANCIAL RETAIL BROKERAGE TRANSACTION

2003

Third
(In millions)	Quarter

Purchase price	$1,140
Less book value of net assets contributed by Prudential Financial	1,000

Contributed value less book value of net assets contributed by Prudential Financial as of July 1, 2003 (a)	140

Preliminary fair value purchase accounting adjustments (b)
Premises and equipment	136
Other	6
Income taxes	(56)

Total fair value purchase accounting adjustments	86

Preliminary exit cost purchase accounting adjustments (c)
Occupancy and equipment	76
Other	17

Total pre-tax exit costs	93
Income taxes	(32)

Total after-tax exit cost purchase accounting adjustments (One time costs)	61

Total purchase intangibles	287
Customer relationships intangibles (Net of income taxes)	91

Preliminary goodwill	$196

(a)	Based on preliminary valuation of net assets contributed.
(b)	These adjustments represent fair value adjustments in compliance with business combination accounting standards and adjust assets and liabilities contributed by Prudential Financial to their fair values as of July 1, 2003.
(c)	These adjustments represent incremental expenses relating to combining the two companies and are specifically attributable to those businesses contributed by Prudential Financial.

NOTE 8: COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. Comprehensive income for the three and nine months ended September 30, 2003 and 2002, is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2003	2002	2003	2002

COMPREHENSIVE INCOME
Net income	$1,105	916	3,164	2,684
OTHER COMPREHENSIVE INCOME
Unrealized net holding gain (loss) on securities	(300)	780	(207)	1,174
Net gain (loss) on cash flow hedge derivatives	(159)	257	(253)	461

Total comprehensive income	$646	1,953	2,704	4,319

WACHOVIA CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2003, September 30, 2002, and December 31, 2002, respectively, set forth on page 73 of Wachovia’s Third Quarter 2003 Financial Supplement for the nine months ended September 30, 2003 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and nine months ended September 30, 2003 and 2002, set forth on pages 74 and 75 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2003 and 2002, set forth on page 76 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 1 through 76 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 27 through 31, page 57, and pages 67 through 69 of the Financial Supplement and is incorporated herein by reference.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Wachovia and certain of our subsidiaries are involved in a number of judicial, regulatory and arbitration proceedings concerning matters arising from the conduct of our business activities. These proceedings include actions brought against Wachovia and/or its subsidiaries with respect to transactions in which Wachovia and/or our subsidiaries acted as banker, lender, underwriter, financial advisor or broker or in activities related thereto. In addition, Wachovia and its subsidiaries may be requested to provide information or otherwise cooperate with governmental authorities in the conduct of investigations of other persons or industry groups. It is Wachovia’s policy to cooperate in all regulatory inquiries and investigations.

     Litigation

     Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002, and Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.

     As reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002, a number of individual lawsuits in Mississippi which were consolidated and scheduled for a series of trials in 2002 were settled in 2002. On September 19, 2003, the United States District Court for the Southern District of Mississippi approved a class action settlement of related claims involving other TMSI borrowers in Mississippi. On September 29, 2003, one of the plaintiffs in that lawsuit appealed the U.S. District Court’s ruling to the United States Court of Appeals for the Fifth Circuit. Wachovia intends to vigorously contest that appeal and finalize administration of the class settlement. Other cases pending against TMSI are being vigorously defended by Wachovia.

     In the Matter of KPMG LLP Certain Auditor Independence Issues. As reported in Wachovia’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, on June 19, 2003, the Securities and Exchange Commission requested Wachovia to produce certain documents concerning any agreements or understandings by which Wachovia referred clients to KPMG LLP during the period January 1, 1997 to the present in connection with an inquiry regarding the independence of KPMG LLP as Wachovia’s outside auditors during such period. Wachovia is continuing to cooperate with the SEC in its inquiry, which is being conducted pursuant to a formal order of investigation entered by the SEC on October 21, 2003. KPMG LLP has confirmed to Wachovia that during all periods covered by the SEC’s inquiry, including the present, KPMG LLP was and is “independent” from Wachovia under applicable accounting and SEC regulations.

     Breakpoint Discount Investigation. Wachovia understands that the staffs of the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission are inquiring into the procedures used by numerous securities brokerage firms with respect to “breakpoint discounts.” These are discounts on the front-end sales charges offered to investors who invest a significant amount of money in a front-end load mutual fund. The NASD and the SEC have indicated that they are investigating the extent to which brokerage firms may have failed to provide such discounts to their customers. Wachovia understands that the NASD and SEC have collected information from a number of firms and believes that the NASD and SEC staffs may pursue enforcement measures against one or more of them or a settlement with some or all such firms. In connection with these developments, Wachovia Securities, LLC has been notified by both the SEC and the NASD that their staffs may institute proceedings seeking a cease-and-desist order and other administrative penalties and have invited Wachovia Securities to make a “Wells submission” explaining why no such proceedings should be instituted. Based on an assessment of a sampling of mutual fund transactions from 2001 and 2002, the amount of breakpoint discounts that Wachovia Securities did not provide to its customers in 2001 and 2002 appears to be approximately $4 million to $5 million (subject to additional detailed review). Wachovia is committed to refunding, with interest, any discounts due to customers and to improving operations and systems that may have resulted in a failure to credit available discounts.

     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including, as has been widely reported in the press recently, those relating to market-timing and late trading. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is attempting to comply with those requests, and is cooperating with the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate. Wachovia also is cooperating with governmental and self-regulatory authorities in matters relating to the brokerage operations of Prudential Financial, Inc. that were included in Wachovia’s retail brokerage combination with Prudential. Under the terms of that transaction, Wachovia is indemnified by Prudential for liabilities relating to those matters.

     Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described above and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2002, and Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, will not, individually or in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2003 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b)  Reports on Form 8-K.

     During the quarter ended September 30, 2003, Current Reports on Form 8-K, dated July 17, 2003, September 8, 2003, and September 15, 2003, were filed with the Commission by Wachovia. In addition, a Current Report on Form 8-K dated October 15, 2003, has been submitted to the Commission by Wachovia.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WACHOVIA CORPORATION

Date: November 14, 2003	By:	/s/ DAVID M. JULIAN

David M. Julian
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2003 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.