Form 10-K
period 2003-12-31
WACHOVIA CORP NEW
filed 2004-03-02
CIK 36995

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended December 31, 2003

Commission file number 1-10000

WACHOVIA CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0898180
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE WACHOVIA CENTER
CHARLOTTE, NC	28288-0013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 374-6565
Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

Common Stock, $3.33 1/3 par value (including attached rights)	New York Stock Exchange, Inc. (the “NYSE”)
TEES Targeted Efficient Equity Securities Leveraged Upside Note Linked to the S&P 500® Index due May 23, 2005	American Stock Exchange
TEES Targeted Efficient Equity Securities Leveraged Upside Note Linked to the S&P 500® Index due February 25, 2005	American Stock Exchange
Participating Index Notes (PINS) TEES Targeted Efficient Equity Securities Linked to the S&P 500® Index due August 19, 2009	American Stock Exchange

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: $53.1 billion.

As of February 18, 2004, there were 1,314,869,016 shares of the registrant’s common stock outstanding, $3.33 1/3 par value per share.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

	INCORPORATED DOCUMENTS	WHERE INCORPORATED IN FORM 10-K

1.	Certain portions of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2003 (“Annual Report”).	Part I — Items 1 and 2; Part II — Items 5, 6, 7, 7A and 8; and Part IV – Item 15.

2.	Certain portions of the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2004 (“Proxy Statement”).	Part III — Items 10, 11, 12, 13 and 14.

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

These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc. (the “Brokerage Transaction”), completed on July 1, 2003, including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (ii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses involved in the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Brokerage Transaction may not be fully realized or realized within the expected time frames; (3) revenues following the Brokerage Transaction may be lower than expected; (4) customer attrition, operating costs, and business disruption following the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Brokerage Transaction, and the actual restructuring and other charges related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

ITEM 1. BUSINESS.

GENERAL

Wachovia was incorporated under the laws of North Carolina in 1967 and is registered as a financial holding company and a bank holding company under the Bank Holding Company Act of 1956, as amended. The merger of the former Wachovia Corporation (“Legacy Wachovia”) and First Union Corporation (“Legacy First Union”) was effective September 1, 2001. Legacy First Union changed its name to “Wachovia Corporation” on the date of the merger. As the surviving corporate entity in the merger, information contained in this Annual Report on Form 10-K, unless indicated otherwise, includes information about Legacy First Union only. Whenever we use the “Wachovia” name in this Annual Report on Form 10-K, we mean the new combined company and, before the merger, Legacy First Union, unless indicated otherwise.

We provide a wide range of commercial and retail banking and trust services through full-service banking offices in Connecticut, Delaware, Florida, Georgia, Maryland, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Virginia and Washington, D.C. Wachovia Bank, National Association (“WBNA”) operates those banking offices, except those in Delaware, which are operated by Wachovia Bank of Delaware, National Association. We also provide various other financial services, including mortgage banking, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries. Our retail securities brokerage business is conducted through Wachovia Securities, LLC, and operates in 49 states.

Our principal executive offices are located at One Wachovia Center, 301 South College Street, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

Since the 1985 Supreme Court decision allowing interstate banking expansion, we have concentrated our efforts on building a large, diversified financial services organization, primarily doing business in the eastern region of the United States. Since November 1985, we have completed over 100 banking-related acquisitions.

Our business focus is on generating improved core earnings growth from our four key businesses, including Capital Management, the General Bank, Wealth Management, and the Corporate and Investment Bank. We will continue to evaluate our operations and organizational structures to ensure they are closely aligned with our goal of maximizing performance in our core business lines. When consistent with our overall business strategy, we may consider the disposition of certain assets, branches, subsidiaries or lines of business. We routinely explore acquisition opportunities, particularly in areas that would complement our core business lines, and frequently conduct due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities can be expected.

Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 31 through 35 and in Note 13 on pages 103 through 105 in the Annual Report and incorporated herein by reference. Information relating to Wachovia Corporation only is set forth in Note 20 on pages 122 through 124 in the Annual Report and incorporated herein by reference.

Available Information

Wachovia’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on our website, www.wachovia.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website, www.sec.gov. In addition, Wachovia makes available on www.wachovia.com (i) its Corporate Governance Guidelines, (ii) its Code of Conduct & Ethics, which applies to its directors and all employees, and (iii) the charters of the Audit & Compliance, Management Resources & Compensation, and Corporate Governance & Nominating Committees of its Board of Directors. These materials also are available free of charge in print to stockholders who request them by writing to: Investor Relations, Wachovia Corporation, 301 South College Street, Charlotte, North Carolina 28288-0206.

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

     Interstate Banking

The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized interstate acquisitions of banks and bank holding companies without geographic limitation. Under IBBEA a bank holding company cannot make an interstate acquisition of a bank if, as a result, it would control more than 10% of the total United States insured depository deposits and more than 30% or applicable state law limit of deposits in that state.

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

     Subsidiary Dividends

Wachovia is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of our revenues results from amounts paid as dividends to us by our national bank subsidiaries. The Comptroller’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses.

Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2003, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $3.8 billion to us during 2004. This amount is not necessarily indicative of amounts that may be available in future periods. In 2003, our subsidiaries paid $4.4 billion in cash dividends to us.

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

     Capital Requirements

Federal banking regulators have adopted risk-based capital and leverage guidelines that require that our capital-to-assets ratios meet certain minimum standards. Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles (“tier 1 capital”). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“tier 2 capital”, and together with tier 1 capital, “total capital”). At December 31, 2003, our tier 1 capital and total capital ratios were 8.52% and 11.82%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2003, was 6.36%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 17 on page 68 in the Annual Report and incorporated herein by reference.

The risk-based capital requirements identify concentrations of credit risk and certain risks arising from non-traditional activities, and the management of those risks, as important factors to consider in assessing an institution’s overall capital adequacy. Other factors taken into consideration by federal regulators include: interest rate exposure; liquidity, funding and market risk; the quality and level of earnings; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operational risks, including the risks presented by concentrations of credit and non-traditional activities.

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

Changes to the risk-based capital regime are frequently proposed or implemented. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January 2001, and, subsequently, it issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk. In August 2003, U.S. federal banking regulators issued an Advance Notice of Proposed Rulemaking addressing the implementation of the New Accord in the U.S., which contemplates requiring all U.S. banking institutions with over $250 billion in assets (including Wachovia) to implement the advanced approaches for measuring risk under the New Accord on a mandatory basis. Prior to implementing the new capital regime, these large banking institutions, including Wachovia, will be required to demonstrate to their primary regulator (the Federal Reserve in the case of Wachovia) that their internal criteria meet relevant supervisory standards. At present, the target date for implementing the New Accord in the U.S. is January 1, 2007.

Bank Activities

     General

WBNA and our other national bank subsidiaries are subject to the provisions of the National Bank Act, are under the supervision of, and subject to periodic examination by, the Comptroller, and are subject to the rules and regulations of the Comptroller, the Federal Reserve Board, and the FDIC. WBNA’s operations in other countries are also subject to various restrictions imposed by the laws of those countries. In addition, all of our banks have FDIC insurance and are subject to the Federal Deposit Insurance Act (the “FDIA”).

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

     Prompt Corrective Action

The FDIA, among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five tiers for FDIC-insured banks: (i) “well capitalized” if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2003, all of our deposit-taking subsidiary banks had capital levels that qualify them as being “well capitalized” under those regulations.

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

Other Regulation

     Non-Bank Activities

Our bank and certain nonbank subsidiaries are subject to direct supervision and regulation by various other federal and state authorities (many of which will be considered “functional regulators” under the Modernization Act). We also conduct securities underwriting, dealing and brokerage activities through Wachovia Securities, LLC, Wachovia Capital Markets, LLC and other broker-dealer subsidiaries, all of which are subject to the regulations of the SEC, the National Association of Securities Dealers, Inc. (the “NASD”) and the NYSE. The operations of our mutual funds also are subject to regulation by the SEC. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. The types of activities in which the foreign branches of WBNA and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

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

     International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

The President signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The Treasury Department is expected to issue a number of additional regulations which will further clarify the USA Patriot Act’s requirements.

Pursuant to the IMLAFA, Wachovia established anti-money laundering compliance and due diligence programs which include, among other things, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

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

     Sarbanes-Oxley

The President signed into law the Sarbanes-Oxley Act of 2002, that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The NYSE has also adopted corporate governance rules that have been approved by the SEC. The changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

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

Additional Information

Additional information related to certain accounting and regulatory matters is set forth on pages 25 through 28, and on pages 50 and 51 in the Annual Report and incorporated herein by reference.

ITEM 2. PROPERTIES.

As of December 31, 2003, we and our subsidiaries owned 1,546 locations and leased 3,523 locations in 49 states, Washington, D.C., Puerto Rico and 32 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as Wachovia’s administrative headquarters, as well as the headquarters of WBNA, Wachovia Mortgage Corporation, Wachovia Capital Markets, LLC, and most of our non-banking subsidiaries. That multi-office complex is used as administrative headquarters for our General Bank, Corporate and Investment Bank, Capital Management and the Parent segments as identified in our Annual Report. Wachovia’s Wealth Management segment, as identified in our Annual Report, has its principal administrative offices in a multi-office complex in Winston-Salem, North Carolina.

Some of our non-banking subsidiaries have principal administrative offices in other cities in the United States. The principal administrative offices of our retail securities brokerage operations are in Richmond, Virginia. The principal administrative offices of our mutual fund operations are in Boston, Massachusetts. The principal administrative offices of our second mortgage servicing operations are in Sacramento, California. Certain of our institutional securities operations are conducted in offices in New York, New York and Baltimore, Maryland. The vast majority of our leased and owned properties are used for our branch banking operations and retail securities brokerage offices. Additional information relating to our lease commitments is set forth in Note 19 on page 118 in the Annual Report and incorporated herein by reference.

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

     Litigation

Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described below, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.

     Securities Litigation. A number of purported class actions were filed in June through August 1999 against us in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions named Legacy First Union and certain executive officers as defendants and were purported to be on behalf of persons who purchased shares of our common stock from August 14, 1998, through May 24, 1999. These actions were consolidated into one case in the U.S. District Court for the Western District of North Carolina in October 1999. These complaints alleged various violations of federal securities law, including violations of Section 10(b) of the Exchange Act, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for our common stock. The complaints alleged that management failed to disclose integration problems in the CoreStates Financial Corp merger and misstated the value of our interest in certain mortgage-backed securities of The Money Store, Inc. (“TMSI”) acquired by Legacy First Union on June 30, 1998. Plaintiffs sought a judgment awarding damages and other relief. In January 2001, the U.S. District Court for the Western District of North Carolina granted Wachovia’s motion to dismiss the litigation for failure to state a claim upon which relief could be granted. Although the plaintiffs did not appeal this ruling, they sought, and received permission to file an amended complaint. In August 2001, plaintiffs filed an amended complaint that abandoned their previous allegations concerning the CoreStates Financial Corp merger and primarily raised new allegations of irregularities at TMSI prior to its acquisition by Legacy First Union. In October 2001, Wachovia filed a motion to dismiss the securities litigation consolidated in the U.S. District Court for the Western District of North Carolina. In September 2002, the court granted the motion in part, limiting any new complaint to claims regarding alleged misstatements or omissions pled in earlier complaints. The plaintiffs filed a third consolidated and amended complaint in October 2002, purportedly on behalf of a class of purchasers of our common stock during the period from March 4, 1998 to May 24, 1999. The complaint alleges, among other things, that Legacy First Union disregarded problems at TMSI and did not write down goodwill from the TMSI acquisition soon enough. In December 2003, the court denied Wachovia’s motion to strike portions of this complaint. In February 2004, Wachovia filed a motion to dismiss the amended complaint. We believe the allegations contained in this latest complaint are without merit and will vigorously defend them.

     Pioneer Litigation. On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. (“CoreStates”), a predecessor of Wachovia Bank, National Association, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon Wachovia’s motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. In December 2003, the Pennsylvania Supreme Court approved Wachovia’s petition to allow an appeal to that court. Wachovia filed its brief with the Pennsylvania Supreme Court in January 2004 and expects the court to hear oral arguments in April 2004. Wachovia will continue to vigorously pursue our rights of appeal.

     Steele Software Litigation. On March 25, 2002, a judgment was entered on a jury verdict in the Circuit Court for Baltimore City, Maryland in the case captioned Steele Software Systems Corporation v. First Union National Bank. The verdict includes compensatory damages of $39.5 million and punitive damages of $200 million. The plaintiff, a vendor which provided real estate settlement services, alleged that First Union National Bank fraudulently induced the plaintiff to enter into a services agreement with First Union National Bank, and subsequently breached that agreement. Wachovia filed an appeal in the Maryland appellate courts in June 2002, filed its brief on appeal in December 2002 and argued its appeal before the appellate court in April 2003. On December 17, 2003, the appellate court reversed the jury verdict finding fraud, and reversed the $200 million punitive damages award. The appellate court affirmed the jury verdict finding breach of contract and damages of $37.5 million. In February 2004, Wachovia filed a petition for certiorari with the Maryland Court of Appeals seeking further review of the jury verdict finding breach of contract. In addition, in February 2004, the plaintiff filed a petition for certiorari with the Maryland Court of Appeals seeking further review of the appellate court’s reversals of the jury verdict finding fraud and the punitive damages award. Wachovia will continue to vigorously pursue our rights of appeal.

     Securities and Exchange Commission. The SEC has subpoenaed certain documents and requested testimony from certain employees of Wachovia and others related to common stock purchases of Legacy Wachovia stock and Legacy First Union stock, including any purchases made by either company during the period from 1996-2001, with a particular focus on stock purchases following the April 2001 merger announcement. Wachovia is cooperating with the SEC in producing documents and employees to testify. The SEC has not accused either legacy company of violating any law or regulation, and Wachovia believes all such stock purchases were conducted in compliance with applicable law.

     In the Matter of KPMG LLP Certain Auditor Independence Issues. The SEC has requested Wachovia to produce certain information concerning any agreements or understandings by which Wachovia referred clients to KPMG LLP during the period January 1, 1997 to November 2003 in connection with an inquiry regarding the independence of KPMG LLP as Wachovia’s outside auditors during such period. Wachovia is continuing to cooperate with the SEC in its inquiry, which is being conducted pursuant to a formal order of investigation entered by the SEC on October 21, 2003. Wachovia believes the SEC’s inquiry relates to certain tax services offered to Wachovia customers by KPMG LLP during the period from 1997 to early 2002, and whether these activities might have caused KPMG LLP not to be “independent” from Wachovia, as defined by applicable accounting and SEC regulations requiring auditors of an SEC-reporting company to be independent of the company. Wachovia and/or KPMG LLP received fees in connection with a small number of personal financial consulting transactions related to these services. KPMG LLP has confirmed to Wachovia that during all periods covered by the SEC’s inquiry, including the present, KPMG LLP was and is “independent” from Wachovia under applicable accounting and SEC regulations.

     Breakpoint Discount Settlement. On February 12, 2004, the SEC and the NASD announced enforcement actions and settlements against a total of 15 brokerage firms, including Wachovia Securities, LLC, for not delivering correct mutual fund breakpoint discounts during 2001 and 2002. The SEC and the NASD previously had identified an industry wide problem in connection with the calculation and delivery of breakpoint discounts. Breakpoint discounts are discounts on the front-end sales charge offered to investors who invest a significant amount of money in a front-end load mutual fund. In 2003, the NASD directed securities firms to conduct an assessment of their mutual fund transactions to determine if appropriate breakpoint discounts were delivered to customers. In November 2003, the NASD and the SEC notified Wachovia Securities, LLC that they may initiate enforcement actions in connection with the failure to deliver all appropriate breakpoints. Without admitting or denying liability, on February 12, 2004, Wachovia Securities, LLC agreed to settle the matter with the SEC and the NASD by: (1) paying a fine of $4,844,465; (2) notifying customers from January 1, 1999 through November 3, 2003 that they may be due refunds from missed breakpoints; (3) agreeing to conduct a review of all mutual fund trades in excess of $2,500 between January 1, 2001 and November 3, 2003 to determine which transactions may have resulted in missed breakpoints; (4) making prompt refunds to customers where appropriate; (5) disclosing applicable breakpoint information to customers at the point of sale; and (6) developing procedures reasonably designed to ascertain information necessary to determine the availability and appropriate level of breakpoints. Wachovia Securities, LLC has already provided to its affected mutual fund customers notification of the possibility that they may be entitled to refunds; it has begun the trade by trade review process for the period January 1, 2001 through November 3, 2003; and it has retained the national auditing and consulting firm Deloitte & Touche to assist it in the remediation process, and in creating procedures reasonably designed to ascertain information necessary to determine the availability and appropriate level of breakpoints. Wachovia expects all these steps will be completed in the second quarter of 2004.

     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those relating to market-timing and late trading. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is attempting to comply with those requests, and is cooperating with the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate. Wachovia also is cooperating with governmental and self-regulatory authorities in matters relating to the brokerage operations of Prudential Financial, Inc. that were included in Wachovia’s retail brokerage combination with Prudential. Under the terms of that transaction, Wachovia is indemnified by Prudential for liabilities relating to those matters.

     Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described above, will not, individually or in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE. Table 6 on page 57 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2003, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2003, there were 170,205 holders of record of the common stock.

In connection with the merger with Legacy Wachovia, holders of shares of Legacy Wachovia common stock elected to receive, in addition to 2 shares of Wachovia common stock, either a one-time $0.48 cash payment or 2 shares of a new class of Wachovia preferred stock. At December 31, 2003, 96,536,312 Wachovia Dividend Equalization Preferred shares (“DEPs”) were issued in connection with the merger. Because Wachovia paid common stock dividends equal to $1.25 per share in the four quarters of 2003, holders of DEPs are no longer entitled to receive any dividend on the DEPs and Wachovia will cease to pay any such dividends. The DEPs are not listed on a national securities exchange and have no voting rights.

Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Business — Supervision and Regulation; Payment of Dividends” and in Note 20 on page 122 in the Annual Report and incorporated herein by reference.

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

Additional information relating to our common stock and the DEPs is set forth in Note 11 on pages 99 through 101 in the Annual Report and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Pursuant to authorizations by our board of directors in 1999 and 2000, Wachovia has repurchased shares of our common stock in private transactions and in open-market purchases. In addition, in January 2004, our board of directors authorized the repurchase of an additional 60 million shares of our common stock, which together with remaining authority from the previous board authorizations, permits Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases would be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2003, Wachovia repurchased approximately 25.7 million shares of Wachovia common stock in the open market and 2 million shares of Wachovia common stock in private transactions at average prices of $42.94 per share and $45.49 per share, respectively, including 12 million shares in the open market and 2 million shares in private transactions at average prices of $45.34 per share and $45.49 per share, respectively, in the fourth quarter of 2003. In addition, Wachovia settled forward purchase contracts and equity collar contracts in 2003 representing 30.9 million shares at an average cost of $32.81 per share, including 4.9 million shares subject to equity collar contracts at an average cost of $34.95 per share in the fourth quarter of 2003. The following table sets forth information about our stock repurchases for our fiscal fourth quarter in 2003.

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period (1)	Shares Purchased (2)	per Share	Programs (3)	Plans or Programs (3)

Month #1 (October 1, 2003 to October 31, 2003)	5,854,000	$42.46	5,854,000	76,377,564

Month #2 (November 1, 2003 to November 30, 2003)	8,627,000	41.79	8,627,000	67,750,564

Month #3 (December 1, 2003 to December 31, 2003)	4,351,000	44.74	4,351,000	63,399,564

Total	18,832,000	42.68	18,832,000	63,399,564

(1)  Based on trade date, not settlement date.

(2)  All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: October 2003 — open market repurchases: 2.6 million shares; settlement of equity collar contracts with a third party involving the simultaneous sale of put options and call options entered into in the third quarter of 2002: 1.3 million shares; private transaction: 2.0 million shares; November 2003 — open market repurchases: 5.4 million shares; and settlement of equity collar contracts with a third party involving the simultaneous sale of put options and call options entered into in the third quarter of 2002: 3.2 million shares; and December 2003 — open market repurchases: 4.0 million shares; and settlement of equity collar contracts with a third party involving the simultaneous sale of put options and call options entered into in the third quarter of 2002: 0.4 million shares.

(3)  On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. Neither program has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized for repurchase. In addition, the amounts presented in the table do not include amounts that may be repurchased pursuant to the board of directors’ authorization, announced January 15, 2004, for the repurchase of up to 60 million shares of Wachovia common stock, as such authorization occurred in 2004 after the repurchases set forth in the table.

ITEM 6. SELECTED FINANCIAL DATA.

In response to this Item, the information set forth in Table 3 on page 55 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to this Item, the information set forth on pages 23 through 75 in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In response to this Item, the information set forth on pages 41 through 50, on pages 58 through 61, on pages 69 through 72, and in Note 18 on page 117 in the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In response to this Item, the information set forth in Table 6 on page 57 and on pages 76 through 124 in the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

As of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2003, the end of the period covered by this Annual Report on Form 10-K, Wachovia maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our executive officers are generally elected to their offices for one-year terms at the board of directors meeting in April of each year. The terms of any executive officers elected after that date expire at the same time as the terms of the executive officers elected on that date. The names of each of our current executive officers, their ages, their positions with us, and, if different, their business experience during the past five years, are as follows:

G. Kennedy Thompson (53). Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999. Previously, Chairman, from March 2001 to September 2001, and Vice Chairman, from October 1998 to December 1999. Also, a director of Wachovia.

David M. Carroll (46). Senior Executive Vice President, since September 2001. Previously, Executive Vice President and Chief E-Commerce Officer, from May 1999 to September 2001, and President and CEO, First Union-Florida, from January 1998 to May 1999.

Stephen E. Cummings (48). Senior Executive Vice President and Co-Head, Corporate and Investment Bank, since February 2002. Previously, Senior Vice President of Wachovia Securities, Inc. (formerly named First Union Securities, Inc.) and Co-Head, Corporate and Investment Bank, from January 2000 to February 2002, and Co-Head, Investment Banking from January 1999 to December 1999.

Jean E. Davis (48). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Wachovia Operational Services, from February 1999 to September 2001, and Human Resources Director, from February 1998 to February 1999.

Paul G. George (52). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Legacy Wachovia, prior to September 2001.

W. Barnes Hauptfuhrer (49). Senior Executive Vice President and Co-Head, Corporate and Investment Bank, since February 2002. Previously, Senior Vice President of Wachovia Securities, Inc. (formerly named First Union Securities, Inc.) and Co-Head, Corporate and Investment Bank, from January 2000 to February 2002, and Co-Head, Investment Banking from January 1999 to December 1999.

Benjamin P. Jenkins, III (59). Senior Executive Vice President, since September 2001. Previously, Vice Chairman, from August 1999 to September 2001, President, First Union-Florida, from June 1999 to August 1999, and President, First Union-VA/MD/DC, prior to June 1999.

Robert P. Kelly (50). Senior Executive Vice President and Chief Financial Officer, since September 2001. Previously, Executive Vice President and Chief Financial Officer, from November 2000 to September 2001, Vice Chairman-Group Office of Toronto Dominion Bank from February 2000 to July 2000, and Vice Chairman-Retail Banking from 1997 to February 2000.

Stanhope A. Kelly (46). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President, from January 2000 to September 2001, and Senior Vice President, prior to January 2000, Legacy Wachovia.

Shannon W. McFayden (43). Senior Executive Vice President, since February 2004. Previously, Executive Vice President,

Director Community Affairs, from December 2003 to February 2004, Senior Vice President, Director of Community Affairs, from September 2001 to December 2003, Senior Vice President, Director of Human Resources Performance Consulting, from January 2001 to September 2001, and Senior Vice President, Director of Human Resources Relationship Teams, prior to January 2001.

Donald A. McMullen, Jr. (55). Senior Executive Vice President, since September 2001. Previously, Vice Chairman, from August 1999 to September 2001, and Executive Vice President prior to August 1999.

Mark C. Treanor (57). Senior Executive Vice President, Secretary and General Counsel, since September 2001. Previously, Executive Vice President, Secretary and General Counsel, from August 1999 to September 2001, and Senior Vice President and Senior Deputy General Counsel, August 1998 to August 1999.

Donald K. Truslow (45). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President and Chief Risk Officer, from August 2000 to September 2001, and Comptroller and Treasurer, prior to August 2000, Legacy Wachovia.

Malcolm E. Everett, III served as Senior Executive Vice President and an executive officer prior to his retirement in February 2004. In addition to the foregoing, the information set forth in the Proxy Statement under the headings “General Information and Nominees”, “Board Matters – Committee Structure; Audit & Compliance Committee”, “Corporate Governance Policies and Practices – Code of Conduct & Ethics”, and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Other Matters Relating to Executive Officers and Directors” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

In response to this Item, the information set forth in the Proxy Statement under the headings “Corporate Governance Policies and Practices – Compensation of Directors”, “Executive Compensation”, “Employment Contracts”, and “Compensation Committee Interlocks and Insider Participation”, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information set forth in the Proxy Statement relating to the ownership of common stock and DEPs by our directors, executive officers and principal stockholders under the headings “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners”, is incorporated herein by reference.

In addition, set forth below is certain information relating to securities authorized for issuance under our equity compensation plans and a description of material features of equity compensation plans not approved by stockholders.

Additional Information Regarding Wachovia’s Equity Compensation Plans

We maintain several equity compensation plans. Our current primary plan is the Wachovia Corporation 2003 Stock Incentive Plan, which is used for stock awards to our executive officers as well as other key employees. Our shareholders approved the 2003 Plan at our 2003 annual shareholders’ meeting. The 2003 Plan is the only plan Wachovia currently uses to make stock compensation awards. Prior to adopting the 2003 Plan, Wachovia utilized some equity compensation plans that were approved by our stockholders and some equity compensation plans that were not required to be approved by our stockholders. One such plan, named the Wachovia Stock Plan and referred to herein as the “Legacy Wachovia Stock Plan”, was approved by Legacy Wachovia stockholders in 1994. See “Material Features of Stock Plans Not Approved by Stockholders” below.

The following table gives information as of December 31, 2003 with respect to shares of our common stock that may be issued under existing stock incentive plans. The table does not include information with respect to shares subject to outstanding options granted under certain stock incentive plans assumed by Wachovia in connection with mergers and acquisitions of companies that originally granted those options. Footnote (5) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2003, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a)) (1)

Equity compensation plans approved by stockholders (2)	99,000,078	$39.63	108,488,913 (3)
Equity compensation plans not approved by stockholders(4)	13,620,415	$35.93	0
Total	112,620,493	$39.18	108,488,913

(1)  Following adoption of the 2003 Stock Incentive Plan, Wachovia will not issue any future awards from any stock compensation plans other than the 2003 Plan. The 2003 Plan contains a provision that enables Wachovia to make new stock awards under the 2003 Plan equal to the number of forfeited, cancelled, terminated, expired or lapsed stock awards granted under any Wachovia stock plan. For purposes of completing this table, Wachovia has assumed that none of such forfeitures, cancellations, terminations, expirations or lapses will occur. The securities remaining available for future issuance set forth in column (c) under the 2003 Plan may be in the form of

•	stock options,

•	stock appreciation rights, or

•	stock awards, including restricted stock awards, restricted stock units, performance stock awards, performance stock units or other awards based on or with a value tied to, shares of Wachovia common stock.

(2)  Consists of (A) the 2003 Plan which is currently in effect, and (B) Wachovia’s 1998 Stock Incentive Plan, 1999 Employee Stock Plan, 1996 Master Stock Compensation Plan and 1992 Master Stock Compensation Plan, each of which was approved by stockholders; however, following adoption of the 2003 Plan, Wachovia cannot make new stock awards under these plans. As of December 31, 2003, a total of 78,631,884 shares of Wachovia common stock were issuable upon the exercise of outstanding options under the plans set forth in (B) of the preceding sentence and the weighted average exercise price of those outstanding options is $40.17 per share.

(3)  Represents only shares available for issuance under the 2003 Plan.

(4)  Consists of the 2001 Stock Incentive Plan, the Employee Retention Stock Plan and the Legacy Wachovia Stock Plan, each discussed below under “Material Features of Stock Plans Not Approved by Stockholders”.

(5)  The table does not include information for stock incentive plans Wachovia assumed in connection with mergers and acquisitions of the companies that originally established those plans, except for the Legacy Wachovia Stock Plan. As of December 31, 2003, a total of 30,775,506 shares of common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $33.94 per share. No additional options may be granted under those assumed plans.

Material Features of Stock Plans Not Approved by Stockholders

The following is a brief summary of Wachovia’s stock compensation plans that have not been approved by stockholders. Those plans are the 2001 Stock Incentive Plan, the Employee Retention Stock Plan and the Legacy Wachovia Stock Plan. Wachovia issued stock awards under these plans prior to adoption of the 2003 Plan. Wachovia will not issue any future stock awards from any of these plans. Our Management Resources & Compensation Committee of Wachovia’s board of directors administers all of these plans and has authority to make all decisions regarding these plans. These plans share the same general features, except as may be set forth in more detail below.

     General. The plans provide for the grant of options and stock awards, including restricted stock awards, to non-executive officer employees. The number of shares available for previously issued but unexercised options is subject to adjustment for any future stock dividends, splits, mergers, combinations or other capitalization changes. In the event of a change in control of Wachovia, all outstanding awards under the plans will be immediately exercisable and/or fully vested, as the case may be. The Legacy Wachovia board and stockholders adopted the Wachovia Stock Plan in April 1994. The Legacy Wachovia Stock Plan was further amended and restated effective April 2002 by Wachovia following the merger between Legacy First Union and Legacy Wachovia. Legacy First Union’s board of directors adopted the 2001 Stock Incentive Plan in July 2001 and adopted the Employee Retention Stock Plan in April 2000.

     Options. Each option granted under the plans is evidenced by a written award agreement that specifies the type of option granted, the option exercise price, the option duration, the vesting date(s) and the number of shares of common stock subject to the option. No option granted under the plans has an option exercise price that is less than the fair market value of the common stock on the option grant date. No option will be exercisable later than the tenth anniversary date of its grant.

     Payment of the option price upon exercise may be made (i) in cash, (ii) by tendering shares of previously owned common stock having a fair market value at the time of exercise equal to the total option exercise price, (iii) cashless exercise through a broker, or (iv) by a combination of the foregoing.

2001 Stock Incentive Plan and Employee Retention Plan. Unless the compensation committee determines otherwise, in the event the employment of a participant is terminated by reason of death, disability or retirement, any outstanding options will become immediately exercisable at any time prior to the earlier of the expiration date of the options or within three years after employment ceases. If the employment of the participant terminates for any other reason, unless the compensation committee determines otherwise, the rights under any then outstanding and unexercisable options will be forfeited and the rights under any then outstanding and exercisable options will be forfeited upon the earlier of the option expiration date or three months after the day employment ends.

Legacy Wachovia Stock Plan. Unless the compensation committee determines otherwise, in the event the employment of a participant is terminated by reason of displacement, death, disability or retirement, any outstanding options will become immediately exercisable at any time prior to the earlier of the expiration date of the options or within a certain period after employment ceases, depending on the date of option grant. If the employment of the participant terminates for any other reason, unless the compensation committee determines otherwise, the rights under any then outstanding and unexercisable options will be forfeited and the rights under any then outstanding and exercisable options will be forfeited upon the earlier of the option expiration date or three months after the day employment ends.

     Stock Awards. During the period of restriction, participants holding shares of restricted stock may exercise full voting rights and be entitled to receive all dividends and other distributions paid with respect to those shares while they are so held. If any such dividends or distributions are paid in shares of common stock, the shares will be subject to the same restrictions on transferability as the shares of restricted stock with respect to which they were paid. Under the Legacy Wachovia Stock Plan, if the stock awards are in the form of restricted stock units, the participant will not have voting rights with respect to those restricted units and may receive dividend equivalent rights if provided in the applicable award agreement.

2001 Stock Incentive Plan and Employee Retention Plan. Unless the compensation committee determines otherwise, in the event that a participant terminates employment because of normal retirement, death or disability, any remaining period of restriction applicable to the stock award will terminate automatically. Unless the compensation committee determines otherwise, if the employment of a participant terminates for any reason other than death, disability or normal retirement, then any stock awards subject to restrictions on the date of such termination will automatically be forfeited on the day employment terminates; provided, however, if employment terminates due to early retirement or any involuntary termination by Wachovia, the compensation committee may, in its sole discretion, waive the automatic forfeiture of any or all such stock awards and/or may add such new restrictions to such stock awards as it deems appropriate.

Legacy Wachovia Stock Plan. Unless the compensation committee determines otherwise, in the event that a participant terminates employment because of displacement, retirement, death or disability, any remaining period of restriction applicable to the stock award terminates automatically. Unless the compensation committee determines otherwise, if the employment of a participant terminates for any reason other than death, disability or normal retirement, then any stock awards subject to restrictions on the date of such termination will automatically be forfeited on the day employment terminates; provided, however, if employment terminates due to early retirement or any involuntary termination by Wachovia, the compensation committee may, in its sole discretion, waive the automatic forfeiture of any or all such stock awards and/or may add such new restrictions to such stock awards as it deems appropriate. Except as may otherwise be provided in the Legacy Wachovia Stock Plan or as the compensation committee otherwise determines, in the event that a participant terminates employment with Wachovia for any reason other than as set forth above, or for any reason provided for in the terms of the grant, then any shares of restricted stock still subject to restrictions at the date of such termination shall automatically be forfeited.

     SARs. The Employee Retention Stock Plan and the Legacy Wachovia Stock Plan provided for awards of stock appreciation rights, or “SARs”, to participants. An SAR represents a right to receive a payment in cash, common stock, or a combination of both, equal to the excess of the fair market value of a specified number of shares of common stock on the date the SAR is exercised over an amount equal to the fair market value on the date the SAR was granted (or the option exercise price for SARs granted in tandem with an option). Each SAR grant is evidenced by an award agreement specifying the SAR exercise price, duration, the number of shares of common stock subject to the SAR, and whether the SAR is granted in tandem with an option or is freestanding. SARs granted in tandem with an option may be exercised for all or part of the shares subject to the related option but only to the extent that the related option is then exercisable.

     If the employment of a participant terminates by reason of displacement, death, disability or normal retirement, any then outstanding SARs granted to the participant will become immediately exercisable. Unless the compensation committee determines otherwise, any such outstanding SARs will be forfeited on the expiration date of the SARs or within a certain period after employment terminates, depending on the date of grant. Unless the compensation committee determines otherwise, if a participant’s employment terminates for any reason other than displacement, death, disability or normal retirement, (i) any then outstanding but unexercisable SARs granted to the participant will be forfeited, and (ii) any then outstanding and exercisable

SARs granted to the participant will be forfeited on the expiration date of the SARs or three months after employment terminates, whichever period is shorter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In response to this Item, the information set forth in the Proxy Statement under the heading “Other Matters Relating to Executive Officers and Directors” is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information set forth in the Proxy Statement in the table and footnotes under the heading “Proposal to Ratify the Appointment of Auditors – Fees Paid to Independent Auditors” and under the heading “Proposal to Ratify the Appointment of Auditors – Audit & Compliance Committee Pre-Approval of Audit and Permissible Non-Audit Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Our consolidated financial statements, including the notes thereto and independent auditors’ report thereon, are set forth on pages 77 through 124 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b)  During the quarter ended December 31, 2003, we filed the following Current Report on Form 8-K with the SEC: October 15, 2003. In addition, we filed the following Current Report on Form 8-K with the SEC in the first quarter of 2004: January 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

Date: March 2, 2004

	By:	/s/ DAVID M. JULIAN

DAVID M. JULIAN
EXECUTIVE VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURE	CAPACITY

G. KENNEDY THOMPSON*	Chairman, President, Chief Executive Officer and Director

G. KENNEDY THOMPSON

ROBERT P. KELLY*	Senior Executive Vice President and Chief Financial Officer

ROBERT P. KELLY

DAVID M. JULIAN*	Executive Vice President and Corporate Controller (Principal
Accounting Officer)
DAVID M. JULIAN

JOHN D. BAKER, II*	Director

JOHN D. BAKER, II

JAMES S. BALLOUN*	Director

JAMES S. BALLOUN

ROBERT J. BROWN*	Director

ROBERT J. BROWN

PETER C. BROWNING*	Director

PETER C. BROWNING

JOHN T. CASTEEN, III*	Director

JOHN T. CASTEEN, III

WILLIAM H. GOODWIN, JR.*	Director

WILLIAM H. GOODWIN, JR.

ROBERT A. INGRAM*	Director

ROBERT A. INGRAM

MACKEY J. MCDONALD*	Director

MACKEY J. MCDONALD

JOSEPH NEUBAUER*	Director

JOSEPH NEUBAUER

SIGNATURE	CAPACITY

LLOYD U. NOLAND, III*	Director

LLOYD U. NOLAND, III

RUTH G. SHAW*	Director

RUTH G. SHAW

LANTY L. SMITH*	Director

LANTY L. SMITH

JOHN C. WHITAKER, JR.*	Director

JOHN C. WHITAKER, JR.

DONA DAVIS YOUNG*	Director

DONA DAVIS YOUNG

*By Mark C. Treanor, Attorney-in-Fact

/s/ MARK C. TREANOR

MARK C. TREANOR

Date: March 2, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

(3)(a)	Restated Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s. 2002 Annual Report on Form 10-K.

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.

(3)(d)	Bylaws of Wachovia, as amended.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(4)(a)	Instruments defining the rights of the holders of Wachovia’s long-term debt.	*

(4)(b)	Wachovia’s Shareholder Protection Rights Agreement.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Current Report on Form 8-K dated December 20, 2000.

(10)(a)	Wachovia’s Deferred Compensation Plan for Officers.	Incorporated by reference to Exhibit (10)(b) to Legacy First Union’s 1988 Annual Report on Form 10-K.

(10)(b)	Wachovia’s Deferred Compensation Plan for Non-Employee Directors, as amended.	Incorporated by reference to Exhibit (10)(c) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(c)	Wachovia’s Contract Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1997 Annual Report on Form 10-K.

(10)(d)	Wachovia’s Supplemental Executive Long-Term Disability Plan.	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1988 Annual Report on Form 10-K.

(10)(e)	Wachovia’s 1988 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.

(10)(f)	Wachovia’s 1992 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.

(10)(g)	Wachovia’s Elective Deferral Plan.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Registration Statement No. 33-60913.

(10)(h)	Wachovia’s 1996 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (10) to Legacy First Union’s 1996 First Quarter Report on Form 10-Q.

(10)(i)	Wachovia’s 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10(j) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(j)	Employment Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(q) to Legacy First Union’s 1999 Annual Report on Form 10-K.

(10)(k)	Amendment No. 1 to Employment Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(l) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(l)	Employment Agreements between Wachovia and Benjamin P. Jenkins, III, Donald A. McMullen, Jr., and Stephen E. Cummings.	Incorporated by reference to Exhibit (10) to Wachovia’s 2002 Second Quarter Report on Form 10-Q.

(10)(m)	Employment Agreement between Wachovia and Robert P. Kelly.	Incorporated by reference to Exhibit (10)(n) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(n)	Form of Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(o)	Wachovia’s Senior Management Incentive Plan.	Incorporated by reference to Exhibit (10)(t) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(p)	Employment Agreement between Wachovia and L. M. Baker, Jr.	Incorporated by reference to Exhibit 10.1 to Legacy First Union’s Registration Statement No. 333-59616.

(10)(q)	Senior Executive Retirement Agreement between Wachovia and L. M. Baker, Jr.	Incorporated by reference to Exhibit 10.10 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION	LOCATION

(10)(r)	Form of Senior Executive Retirement Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.15 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.

(10)(s)	Wachovia’s Senior Management Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.4 to Legacy Wachovia’s 1999 Second Quarter Report on Form 10-Q.

(10)(t)	Wachovia’s Amended and Restated Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.2 to Legacy Wachovia’s 2000 First Quarter Report on Form 10-Q.

(10)(u)	Wachovia’s 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(v)	Wachovia’s Stock Plan, as amended and restated.	Incorporated by reference to Exhibit 10.23 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(w)	Wachovia’s Executive Long-Term Disability Income Plan.	Incorporated by reference to Exhibit 10.34 to Legacy Wachovia’s 1997 Annual Report on Form 10-K.

(10)(x)	Split Dollar Life Insurance Agreement between Wachovia and L. M. Baker, Jr.	Incorporated by reference to Exhibit 10.35 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(y)	Form of Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.39 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(z)	Form of Non-Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.40 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(aa)	Form of Split Dollar Life Insurance Agreement between Wachovia and G. Kennedy Thompson, Benjamin P. Jenkins, III, Donald A. McMullen, Jr. and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ee) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(bb)	Wachovia’s Employee Retention Stock Plan.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(cc)	Wachovia’s Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(dd)	Wachovia’s 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia’s 2003 First Quarter Report on Form 10-Q.

(10)(ee)	Employment Agreement between Wachovia and W. Barnes Hauptfuhrer.	Filed herewith.

(10)(ff)	Split-Dollar Life Insurance Termination Agreement between Wachovia and G. Kennedy Thompson.	Filed herewith.

(10)(gg)	Insurance Bonus Agreement between Wachovia and G. Kennedy Thompson.	Filed herewith.

(10)(hh)	Form of Split-Dollar Life Insurance Termination Agreement between Wachovia and certain Executive Officers of Wachovia, including Donald A. McMullen.	Filed herewith.

(10)(ii)	Form of Insurance Bonus Agreement between Wachovia and Certain Executive Officers of Wachovia, including Donald A. McMullen and W. Barnes Hauptfuhrer.	Filed herewith.

(10)(jj)	Split-Dollar Insurance Special Election Form between Wachovia and Benjamin P. Jenkins, III.	Filed herewith.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.	Filed herewith.

(13)	Wachovia’s 2003 Annual Report to Stockholders.**	Filed herewith.

(21)	List of Wachovia’s subsidiaries.	Filed herewith.

(23)	Consent of KPMG LLP.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NO.	DESCRIPTION	LOCATION

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	We agree to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries’ long-term debt.

**	Except for those portions of the Annual Report that are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the SEC only and is not to be deemed “filed” as part of this Form 10-K.