Form 10-Q
period 2004-03-31
WACHOVIA CORP NEW
filed 2004-05-07
CIK 36995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,314,751,314 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of April 30, 2004.

PART I.

Forward Looking Statements

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

Item 1. Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at March 31, 2004, March 31, 2003, and December 31, 2003, respectively, set forth on page 57 of Wachovia’s First Quarter 2004 Financial Supplement for the three months ended March 31, 2004 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income of Wachovia and subsidiaries for the three months ended March 31, 2004 and 2003, set forth on page 58 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the three months ended March 31, 2004 and 2003, set forth on page 59 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

GENERAL

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements of the Company, include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and result of operations as of and for the three months ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to the Company’s 2003 Annual Report on Form 10-K for additional information related to the Company’s audited consolidated financial statements for the three years ended December 31, 2003, including the related notes to consolidated financial statements.

STOCK-BASED COMPENSATION

     The Company adopted the fair value method of accounting for stock options effective for awards made after January 1, 2002. Certain awards made prior to January 1, 2002, continued to be accounted for using the intrinsic value method.

     The effect on net income available to common stockholders and earnings per share as if the fair value method had been applied to all outstanding and unvested awards for the three months ended March 31, 2004 and 2003, is presented below.

	Three Months Ended
	March 31,
(In millions, except per share data)	2004	2003
Net income available to common stockholders, as reported	$1,251	1,023
Add stock-based employee compensation expense included in reported net income, net of income taxes	18	13
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	(35)	(30)

Pro forma net income available to common stockholders	$1,234	1,006

PER COMMON SHARE DATA
Basic - as reported	$0.96	0.77
Basic - pro forma	0.95	0.75
Diluted - as reported	0.94	0.76
Diluted - pro forma	$0.93	0.75

PERSONNEL EXPENSE AND RETIREMENT BENEFITS

     The components of the retirement benefit costs included in salaries and employee benefits for the three months ended March 31, 2004 and 2003, are presented below.

					Other Postretirement
	Qualified Pension		Nonqualified Pension		Benefits
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In millions)	2004	2003	2004	2003	2004	2003
RETIREMENT BENEFIT COSTS
Service cost	$39	43	1	1	1	3
Interest cost	58	60	5	5	14	14
Expected return on plan assets	(93)	(88)	—	—	(1)	(2)
Amortization of prior service cost	(7)	2	—	—	(2)	1
Amortization of actuarial losses	20	9	2	—	3	2
Amortization of transition losses	—	—	—	—	—	1

Net retirement benefit costs	$17	26	8	6	15	19

     For the three months ended March 31, 2004, the Company made no contribution to the Qualified Pension. The Company contributed $253 million to the Qualified Pension in the second quarter of 2004 and does not expect to make any additional contributions during the year.

RECLASSIFICATIONS

     Certain amounts in 2003 were reclassified to conform with the presentation in 2004. These reclassifications had no effect on the Company’s previously reported consolidated financial position or results of operations.

NOTE 2: VARIABLE INTEREST ENTITIES

     In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, which addresses consolidation of variable interest entities (“VIEs”), certain of which are also referred to as special-purpose entities (“SPE”). VIEs are entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinate financial support from other parties. Under the provisions of FIN 46, a company is deemed to be the “primary beneficiary,” and thus required to consolidate a VIE if the company has a variable interest (or combination of variable interests) that will absorb a majority of the VIE’s expected losses, that will receive a majority of the VIE’s expected residual returns, or both. A “variable interest” is a contractual, ownership or other interest that changes with changes in the fair value of the VIE’s net assets. “Expected losses” and “expected residual returns” are measures of variability in the expected cash flows of a VIE.

     The provisions of FIN 46 were applicable to variable interests in VIEs created after January 31, 2003. Variable interests in VIEs created before February 1, 2003, were originally subject to the provisions of FIN 46 no later than July 1, 2003. In October 2003, the FASB issued guidance that provided for a deferral of the effective date of applying FIN 46 to entities created before February 1, 2003, to no later than December 31, 2003. In addition, the deferral permitted a company to apply FIN 46 as of July 1, 2003, to some or all of the VIEs in which it held an interest, and the rest on December 31, 2003.

     In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”), which clarifies and interprets certain of the provisions of FIN 46 without changing the basic accounting model in FIN 46. The provisions of FIN 46R are effective no later than March 31, 2004. However, companies must apply either FIN 46 or FIN 46R to those entities considered SPEs no later than December 31, 2003.

     The Company administers multi-seller commercial paper conduits through which it arranges financing for certain customer transactions that provide customers with access to the commercial paper market. The Company provides liquidity guarantees to these multi-seller conduits. As currently structured, these conduits are VIEs in which the Company is the primary beneficiary. On July 1, 2003, the Company consolidated these conduits. At March 31, 2004, the Company’s balance sheet included $9.6 billion of assets, representing $5.2 billion of securities and $4.3 billion of other earning assets, and $9.6 billion of short-term commercial paper borrowings related to this consolidation.

     The Company applied the provisions of FIN 46R on March 31, 2004. In connection with the adoption of FIN 46R, the Company deconsolidated the trusts associated with our trust preferred securities, which did not have a material impact on our consolidated financial position or results of operations. More information related to the trust preferred securities is presented in “Note 10” to “Notes to Consolidated Financial Statements” of the Company’s 2003 Annual Report.

     FIN 46 also requires disclosure of significant variable interests the Company has in VIEs for which it is not the primary beneficiary and thus not required to consolidate. The Company provides liquidity guarantees to other conduits not administered by the Company, related to Company assets transferred to these conduits. No individual liquidity guarantee was considered a significant variable interest at March 31, 2004. However, the aggregate of these variable interests in other conduits, which have total assets of $95.0 billion, represented a maximum exposure to loss of $4.5 billion at March 31, 2004. The Company is not the primary beneficiary of these VIEs and is not required to consolidate them.

     The Company did not consolidate or deconsolidate any other significant variable interest entities in connection with the adoption of FIN 46 or FIN 46R, and accordingly, they did not have a material impact on the Company’s consolidated financial position or results of operations, other than as indicated above.

NOTE 3: COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. Comprehensive income for the three months ended March 31, 2004 and 2003, is presented below.

	Three Months Ended
	March 31,
(In millions)	2004	2003
COMPREHENSIVE INCOME
Net income	$1,251	1,027
OTHER COMPREHENSIVE INCOME
Unrealized net holding gain on securities	485	15
Net loss on cash flow hedge derivatives	(110)	(48)

Total comprehensive income	$1,626	994

NOTE 4: BUSINESS SEGMENTS (a)

     Business segment results are presented excluding merger-related and restructuring expenses, other intangible amortization expense, minority interest and the cumulative effect of a change in accounting principle. The Company believes that while these items apply to the Company’s overall corporate operations, they are not meaningful to understanding or evaluating the performance of the Company’s individual business segments. The Company does not take these items into account as it manages the Company’s business segment operations or allocates capital, and therefore, the Company presents segment performance under GAAP with these items excluded. Also, for segment reporting purposes, net interest income reflects tax-exempt interest income on a tax-equivalent basis. This measure ensures comparability of net interest income arising from both taxable and tax-exempt sources.

     In addition to traditional profitability measures such as segment earnings and efficiency ratios, the Company uses two other key financial metrics — risk-adjusted return on capital (“RAROC”) and economic profit — to allocate resources to the Company’s various business segments and to assess the performance of the Company’s business segments. Both of these are aimed at measuring returns in relationship to the risks taken. The Company’s 2003 Annual Report has additional information related to the Company’s business segments and performance metrics on pages 31 through 35 and on pages 103 through 105.

     The Company continuously assesses assumptions, methodologies and reporting classifications to better reflect the true economics of the Company’s business segments. Several significant refinements have been incorporated for 2004. Business segment results for each quarter of 2003 will be restated to reflect these changes, which did not affect consolidated results. In the first quarter of 2004, the Company updated its cost methodology to better align support costs to the Company’s business segments and product lines. The impact to pre-tax segment earnings for full year 2003 as a result of these refinements was an $86 million increase in the General Bank, a $27 million decrease in Capital Management, a $20 million decrease in Wealth Management, a $3 million increase in the Corporate and Investment Bank, and a $42 million decrease in the Parent.

	Three Months Ended March 31, 2004
						Net Merger-
				Corporate		Related
				and		and
	General	Capital	Wealth	Investment		Restructuring
(Dollars in millions)	Bank	Management	Management	Bank	Parent	Expenses (c)	Total
CONSOLIDATED
Net interest income (b)	$1,854	118	115	593	243	(62)	2,861
Fee and other income	566	1,350	143	743	(45)	—	2,757
Intersegment revenue	39	(13)	1	(27)	—	—	—

Total revenue (b)	2,459	1,455	259	1,309	198	(62)	5,618
Provision for loan losses	67	—	—	(26)	3	—	44
Noninterest expense	1,313	1,226	184	618	216	99	3,656
Minority interest	—	—	—	—	79	(22)	57
Income taxes (benefits)	383	83	27	231	(85)	(29)	610
Tax-equivalent adjustment	10	—	—	32	20	(62)	—

Net income (loss)	$686	146	48	454	(35)	(48)	1,251

Economic profit	$502	107	32	279	(29)	—	891
Risk adjusted return on capital	48.52%	41.73	45.19	34.42	5.34	—	36.43
Economic capital, average	$5,384	1,403	382	4,794	2,130	—	14,093
Cash overhead efficiency ratio (b)	53.43%	84.29	71.14	47.17	51.80	—	60.64
Lending commitments	$69,977	—	4,117	71,147	484	—	145,725
Average loans, net	118,032	139	10,395	29,760	855	—	159,181
Average core deposits	$160,669	18,339	11,503	16,840	1,322	—	208,673
FTE employees	34,349	19,581	3,745	4,355	23,430	—	85,460

	Three Months Ended March 31, 2003
						Net Merger-
				Corporate		Related
				and		and
	General	Capital	Wealth	Investment		Restructuring
(Dollars in millions)	Bank	Management	Management	Bank	Parent	Expenses (c)	Total
CONSOLIDATED
Net interest income (b)	$1,745	38	103	585	130	(64)	2,537
Fee and other income	554	746	133	546	87	—	2,066
Intersegment revenue	42	(19)	1	(25)	1	—	—

Total revenue (b)	2,341	765	237	1,106	218	(64)	4,603
Provision for loan losses	105	—	4	110	5	—	224
Noninterest expense	1,279	644	174	552	192	64	2,905
Minority interest	—	—	—	—	9	—	9
Income taxes (benefits)	339	44	21	133	(75)	(24)	438
Tax-equivalent adjustment	10	—	—	31	23	(64)	—

Net income	608	77	38	280	64	(40)	1,027
Dividends on preferred stock	—	—	—	—	4	—	4

Net income available to common stockholders	$608	77	38	280	60	(40)	1,023

Economic profit	$436	59	26	128	84	—	733
Risk adjusted return on capital	42.36%	46.17	40.33	19.22	24.91	—	30.25
Economic capital, average	$5,641	678	358	6,320	2,448	—	15,445
Cash overhead efficiency ratio (b)	54.65%	84.12	73.11	49.88	23.99	—	57.87
Lending commitments	$59,557	—	3,343	75,278	586	—	138,764
Average loans, net	110,983	129	9,447	35,899	1,506	—	157,964
Average core deposits	$145,631	1,273	10,628	14,112	1,344	—	172,988
FTE employees	35,892	12,324	3,843	4,072	23,304	—	79,435

(a)	Certain amounts presented for the first quarter of 2003 have been reclassified to conform to the presentation in the first quarter of 2004.

(b)	Tax-equivalent.

(c)	Tax-equivalent amounts are eliminated herein in order for “Total” amounts to agree with amounts appearing in the Consolidated Statements of Income.

NOTE 5: BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003, is presented below.

	Three Months Ended
	March 31,
(In millions, except per share data)	2004	2003
Income before dividends on preferred stock	$1,251	1,027
Dividends on preferred stock	—	(4)

Income available to common stockholders	$1,251	1,023

Basic earnings per common share	$0.96	0.77
Diluted earnings per common share	$0.94	0.76

Average common shares — basic	1,302	1,335
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible long-term debt assumed converted	24	11

Average common shares — diluted	1,326	1,346

NOTE 6: GUARANTEES

     The maximum risk of loss and the carrying amount of each of the Company’s guarantees subject to the recognition and disclosure requirements of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and in place at March 31, 2004, and at December 31, 2003, are presented below.

	March 31, 2004		December 31, 2003
		Maximum		Maximum
	Carrying	Risk of	Carrying	Risk of
(In millions)	Amount	Loss	Amount	Loss
Securities lending indemnifications	$—	44,645	—	—
Standby letters of credit	101	28,084	72	27,597
Liquidity guarantees to conduits administered by others	4	9,964	6	10,319
Loans sold with recourse	40	4,619	29	2,655
Residual value guarantees on operating leases	6	639	4	641
Written put options	397	2,192	422	2,021
Contingent consideration	—	265	—	271

Total guarantees	$548	90,408	533	43,504

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 19 through 24, page 41, and pages 51 through 54 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 4. Controls and Procedures.

     As of March 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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

     Litigation

     Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.

     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003.

     Pioneer Litigation. On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. (“CoreStates”), a predecessor of Wachovia Bank, National Association, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon Wachovia’s motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. In December 2003, the Pennsylvania Supreme Court approved Wachovia’s petition to allow an appeal to that court. Wachovia filed its brief with the Pennsylvania Supreme Court in January 2004 and the court heard oral arguments in April 2004. Wachovia will continue to vigorously pursue our rights of appeal.

     Steele Software Litigation. On March 25, 2002, a judgment was entered on a jury verdict in the Circuit Court for Baltimore City, Maryland in the case captioned Steele Software Systems Corporation v. First Union National Bank. The verdict includes compensatory damages of $39.5 million and punitive damages of $200 million. The plaintiff, a vendor which provided real estate settlement services, alleged that First Union National Bank fraudulently induced the plaintiff to enter into a services agreement with First Union National Bank, and subsequently breached that agreement. Wachovia filed an appeal in the Maryland appellate courts in June 2002, filed its brief on appeal in December 2002 and argued its appeal before the appellate court in April 2003. In December 2003, the appellate court reversed the jury verdict finding fraud, and reversed the $200 million punitive damages award. The appellate court affirmed the jury verdict finding breach of contract and damages of $37.5 million. In February 2004, Wachovia filed a petition for certiorari with the Maryland Court of Appeals seeking further review of the jury verdict finding breach of contract. In addition, in February 2004, the plaintiff filed a petition for certiorari with the Maryland Court of Appeals seeking further review of the appellate court’s reversals of the jury verdict finding fraud and the punitive damages award. On April 12, 2004, the Maryland Court of Appeals denied both parties’ petitions for certiorari and Wachovia has satisfied the judgment for the jury verdict finding breach of contract, plus statutory interest.

     Mutual Fund Sales Practices. The staff of the Securities and Exchange Commission is currently investigating Wachovia Securities, LLC, Wachovia’s retail brokerage subsidiary (“Wachovia Securities”), regarding Wachovia Securities’ practices and procedures for the offer and sale of certain mutual funds. Wachovia believes the SEC is reviewing the adequacy of Wachovia Securities’ disclosures regarding revenue sharing arrangements with certain investment companies and Wachovia Securities’ mutual fund sales and distribution practices.

     Research Matters. Various regulators have been investigating Wachovia Capital Markets, LLC, Wachovia’s institutional broker-dealer subsidiary (“WCM”), related to the existence of alleged conflicts of interest between WCM’s equity research and investment banking departments. Certain of those regulators have notified WCM that they are considering instituting proceedings based upon various purported regulatory violations, including generally state securities laws and state laws regarding business practices. WCM is in discussions with these regulators about resolving these matters.

     Adelphia Litigation. Certain Wachovia affiliates are defendants in an adversary proceeding pending in the United States Bankruptcy Court for the Southern District of New York related to the bankruptcy of Adelphia Communications Corporation (“Adelphia”). The Official Committee of Unsecured Creditors in that bankruptcy case has filed an adversary proceeding on behalf of Adelphia against over 300 financial services companies, including the Wachovia affiliates. The complaint asserts claims against the defendants under state law, bankruptcy law and the Bank Holding Company Act and seeks equitable relief and an unspecified amount of compensatory and punitive damages. The Official Committee of Equity Security Holders has sought leave to intervene in that complaint and sought leave to bring additional claims against certain of the financial services companies, including the Wachovia affiliates, including additional federal and state claims. The bankruptcy court has not yet permitted the creditors’ committee or the equity holders’ committee to proceed with either of their claims and Wachovia and other defendants have filed motions to dismiss the complaints.

     In addition, certain affiliates of Wachovia, together with numerous other financial services companies, have been named in several private civil actions by investors in Adelphia debt and/or equity securities, alleging among other claims, misstatements in connection with Adelphia securities offerings between 1997 and 2001. Wachovia affiliates acted as an underwriter in certain of those securities offerings, as agent and/or lender for certain Adelphia credit facilities, and as a provider of Adelphia’s treasury/cash management services. These complaints, which seek unspecified damages, have been consolidated in the United States District Court for the Southern District of New York.

     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed above and those relating to revenue sharing, market-timing and late trading. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is attempting to comply with those requests, and is cooperating with the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate. Wachovia also is cooperating with governmental and self-regulatory authorities in matters relating to the brokerage operations of Prudential Financial, Inc. that were included in Wachovia’s retail brokerage combination with Prudential. Under the terms of that transaction, Wachovia is indemnified by Prudential for liabilities relating to those matters.

     Outlook. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described above and in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003, will not, individually or in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     Pursuant to authorizations by our board of directors in 1999 and 2000, Wachovia has repurchased shares of our common stock in private transactions and in open-market purchases. In January 2004, our board of directors authorized the repurchase of an additional 60 million shares of our common stock, which together with remaining authority from the previous board authorizations, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2003, Wachovia repurchased 25.7 million shares of Wachovia common stock in the open market and 2 million shares of Wachovia common stock in private transactions at average prices of $42.94 per share and $45.49 per share, respectively. In addition, Wachovia settled forward purchase contracts and equity collar contracts in 2003 representing 30.9 million shares at an average cost of $32.81 per share. The following table sets forth information about our stock repurchases for the three months ended March 31, 2004.

Issuer Repurchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value)
			Shares Purchased as	of Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period (1)	Shares Purchased (2)	per Share	Plans or Programs (3)	Plans or Programs (3)
January 1, 2004 to January 31, 2004	2,551,800	$46.51	2,551,800	120,847,764
February 1, 2004 to February 29, 2004	3,600,000	47.45	3,600,000	117,247,764
March 1, 2004 to March 31, 2004	2,000,000	48.67	2,000,000	115,247,764

Total	8,151,800	$47.46	8,151,800	115,247,764

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: January 2004 — open market repurchases: 1.8 million shares; and private transaction: 751,800 shares; February 2004 — open market repurchases: 3.6 million shares; and March 2004 — open market repurchases: 2.0 million shares.

(3)	On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. None of these programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized for repurchase. There are approximately 5.2 million shares remaining under the May 1999 authorization, 50 million shares remaining under the June 2000 authorization and 60 million shares remaining under the January 2004 authorization.

Item 4. Submission of Matters to a Vote of Security Holders.

     At the Annual Meeting of Stockholders of Wachovia held on April 20, 2004, the following proposals were submitted to a vote of the holders of Wachovia’s common stock voting as indicated:

1.	Approval of a proposal to elect the following individuals as directors of Wachovia:

	FOR	WITHHELD
Class III directors:
James S. Balloun	1,068,668,070	46,405,867
John T. Casteen, III	1,063,098,837	51,975,100
Joseph Neubauer	1,062,256,609	52,817,328
Lanty L. Smith	1,056,061,917	59,012,020
Dona Davis Young	1,087,386,556	27,687,381

2.	Approval of a proposal to ratify the appointment of KPMG LLP as Wachovia’s auditors for 2004:

FOR	AGAINST	ABSTAIN
1,050,705,308	56,359,326	8,009,303

3.	Disapproval of a stockholder proposal regarding nominating directors:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
79,515,098	805,179,478	24,440,243	205,939,118

4.	Disapproval of a stockholder proposal regarding reporting political information:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
110,214,861	720,855,710	78,064,248	205,939,118

5.	Disapproval of a stockholder proposal regarding separating the offices of Chairman and Chief Executive Officer:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
181,895,368	709,839,224	17,400,227	205,939,118

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*

(10)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Donald A. McMullen, W. Barnes Hauptfuhrer and Robert P. Kelly (incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K).

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s First Quarter 2004 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended March 31, 2004, Wachovia filed the following Current Report on Form 8-K with the Commission:

•	Current Report on Form 8-K dated January 15, 2004, reporting Item 5, Item 7 and Item 12, which Item 12 contained financial statements filed as Exhibit (99)(d).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation

Date: May 7, 2004	By:	/s/ David M. Julian

David M. Julian
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*

(10)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Donald A. McMullen, W. Barnes Hauptfuhrer and Robert P. Kelly (incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K).

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s First Quarter 2004 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.