Form 10-Q
period 2004-06-30
WACHOVIA CORP NEW
filed 2004-08-03
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-10000

Wachovia Corporation

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0898180 (I.R.S. Employer Identification No.)

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

1,309,389,946 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of June 30, 2004.

PART I.

Forward-Looking Statements

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

These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the proposed merger (the “Merger”) between Wachovia and SouthTrust Corporation (“SouthTrust”), including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Merger, (ii) statements relating to the benefits of the retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc. completed on July 1, 2003 (the “Brokerage Transaction”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (iii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).

The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and SouthTrust in connection with the Merger or the businesses of Wachovia and Prudential in connection with the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger or the Brokerage Transaction may not be fully realized or realized within the expected time frame; (3) revenues following the Merger or the Brokerage Transaction may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger or the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the ability to obtain governmental approvals of the Merger on the proposed terms and schedule; (6) the failure of Wachovia’s and SouthTrust’s shareholders to approve the Merger; (7) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (8) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (9) inflation, interest rate, market and monetary fluctuations; (10) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (11) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (12) the willingness of customers to accept third party products marketed by Wachovia; (13) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (14) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (15) technological changes; (16) changes in consumer spending and saving habits; (17) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger (and any required divestitures related thereto) and the Brokerage Transaction, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (18) the growth and profitability of Wachovia’s non-interest or fee income being less than expected; (19) unanticipated regulatory or judicial proceedings or rulings; (20) the impact of changes in accounting principles; (21) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (22) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (23) Wachovia’s success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.

CONSOLIDATED FINANCIAL STATEMENTS

     The Consolidated Balance Sheets of Wachovia and subsidiaries at June 30, 2004, June 30, 2003, and December 31, 2003, respectively, set forth on page 64 of Wachovia’s Second Quarter 2004 Financial Supplement for the six months ended June 30, 2004 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and six months ended June 30, 2004 and 2003, set forth on pages 65 and 66 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the six months ended June 30, 2004 and 2003, set forth on page 67 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

GENERAL

     The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, the unaudited condensed consolidated financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited condensed consolidated financial statements of the Company include, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial statements for all periods presented. The financial position and result of operations as of and for the three and six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected in the future. Please refer to the Company’s 2003 Annual Report on Form 10-K for additional information related to the Company’s audited consolidated financial statements for the three years ended December 31, 2003, including the related notes to consolidated financial statements.

BUSINESS COMBINATIONS

     On June 21, 2004, the Company announced the signing of a definitive merger agreement with SouthTrust Corporation (“SouthTrust”), which is expected to be completed before the end of 2004, subject to normal regulatory approvals and shareholder approvals. The terms of this transaction call for the Company to exchange 0.89 shares of its common stock for each share of SouthTrust common stock. Based on the Company’s closing price of $47.00 on June 18, 2004, the transaction would be valued at $14.3 billion and represent an exchange value of $41.83 for each share of SouthTrust common stock.

STOCK-BASED COMPENSATION

     The Company adopted the fair value method of accounting for stock options effective for awards made after January 1, 2002. Certain awards made prior to January 1, 2002, continued to be accounted for using the intrinsic value method.

     The effect on net income available to common stockholders and earnings per share as if the fair value method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2004 and 2003, is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2004	2003	2004	2003
Net income available to common stockholders, as reported	$1,252	1,031	2,503	2,054
Add stock-based employee compensation expense included in reported net income, net of income taxes	22	18	40	31
Deduct total stock-based employee compensation expense determined under the fair value method for all awards, net of income taxes	(35)	(35)	(70)	(65)

Pro forma net income available to common stockholders	$1,239	1,014	2,473	2,020

PER COMMON SHARE DATA
Basic - as reported	$0.96	0.77	1.92	1.54
Basic - pro forma	0.95	0.76	1.90	1.51
Diluted - as reported	0.95	0.77	1.89	1.53
Diluted - pro forma	$0.94	0.75	1.87	1.50

PERSONNEL EXPENSE AND RETIREMENT BENEFITS

     The components of the retirement benefit costs included in salaries and employee benefits for the six months ended June 30, 2004 and 2003, are presented below.

					Other Postretirement
	Qualified Pension		Nonqualified Pension		Benefits
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(In millions)	2004	2003	2004	2003	2004	2003
RETIREMENT BENEFIT COSTS
Service cost	$77	86	1	1	3	7
Interest cost	116	120	10	11	26	27
Expected return on plan assets	(189)	(177)	—	—	(1)	(3)
Amortization of prior service cost	(13)	3	—	—	(4)	1
Amortization of actuarial losses	40	19	4	1	4	3
Amortization of transition losses	—	—	—	—	—	2

Net retirement benefit costs	$31	51	15	13	28	37

     In the six months ended June 30, 2004, the Company contributed $253 million to the Qualified Pension. The Company does not expect to make any additional contributions during the year.

     In December 2003, Congress enacted into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans. Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, requires currently enacted changes in relevant laws to be considered in the current period measurement of postretirement benefit cost and the accumulated benefit obligation. However, the Financial Accounting Standards Board (“FASB”) issued guidance that permitted companies to defer recognition of the impact of the Act until certain accounting issues are resolved by the FASB. In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on accounting for the impact of the Act. The Company adopted the provisions of FSP 106-2 in the second quarter of 2004. The adoption of FSP 106-2 and the related remeasurement of the accumulated benefit obligation resulted in a reduction in both the postretirement benefit cost and the accumulated benefit obligation of $9 million and $93 million, respectively, in 2004.

INCOME TAXES

     The Company and the Internal Revenue Service (“IRS”) have settled all issues relating to the IRS’s challenge of the Company’s tax position on lease-in, lease-out transactions entered into by First Union Corporation and legacy Wachovia Corporation. The Company’s current and deferred tax liabilities previously accrued were adequate to cover this resolution.

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

     The Company administers multi-seller commercial paper conduits through which it arranges financing for certain customer transactions that provide customers with access to the commercial paper market. The Company provides liquidity guarantees to these multi-seller conduits. As currently structured, these conduits are VIEs in which the Company is the primary beneficiary. On July 1, 2003, the Company consolidated these conduits. At June 30, 2004, the Company’s balance sheet included $9.4 billion of assets, representing $4.8 billion of securities and $4.5 billion of other earning assets, and $9.5 billion of short-term commercial paper borrowings related to this consolidation.

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

     FIN 46 also requires disclosure of significant variable interests the Company has in VIEs for which it is not the primary beneficiary and thus not required to consolidate. The Company provides liquidity guarantees to other conduits not administered by the Company, related to Company assets transferred to these conduits. No individual liquidity guarantee was considered a significant variable interest at June 30, 2004. However, the aggregate of these variable interests in other conduits, which have total assets of $39.5 billion, represented a maximum exposure to loss of $2.1 billion at June 30, 2004. The Company is not the primary beneficiary of these VIEs and is not required to consolidate them.

     The Company did not consolidate or deconsolidate any other significant variable interest entities in connection with the adoption of FIN 46 or FIN 46R, and accordingly, they did not have a material impact on the Company’s consolidated financial position or results of operations, other than as indicated above.

NOTE 3: ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED LENDING COMMITMENTS

     As of June 30, 2004, the Company refined the model used for determining certain components of the allowance for loan losses. The model refinement did not have a material impact on the Company’s recorded allowance for loan losses. Additionally, as of June 30, 2004, the Company reclassified the reserve for unfunded lending commitments from the allowance for loan losses to other liabilities. The reclassifications had no effect on the provision for credit losses as reported. The restated allowance for loan losses is presented below.

	2004		2003
	Second	First	Fourth	Third	Second
(In millions)	Quarter	Quarter	Quarter	Quarter	Quarter
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period	$2,338	2,348	2,474	2,510	2,553
Provision for credit losses	73	59	63	118	169
Provision for credit losses relating to loans transferred to other assets or sold	(9)	(8)	24	—	26
Allowance relating to loans acquired, transferred to other assets or sold	(3)	(9)	(57)	(22)	(69)

Total	2,399	2,390	2,504	2,606	2,679

Loan losses	(108)	(135)	(215)	(199)	(226)
Loan recoveries	40	83	59	67	57

Net charge-offs	(68)	(52)	(156)	(132)	(169)

Balance, end of period	$2,331	2,338	2,348	2,474	2,510

     The reserve for unfunded lending commitments is presented below.

	2004		2003
	Second	First	Fourth	Third	Second
(In millions)	Quarter	Quarter	Quarter	Quarter	Quarter
RESERVE FOR UNFUNDED LENDING COMMITMENTS
Balance, beginning of period	$149	156	157	194	194
Provision for credit losses	(3)	(7)	(1)	(37)	—

Balance, end of period	$146	149	156	157	194

NOTE 4: COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity from all transactions other than those with stockholders, and it includes net income and other comprehensive income. Comprehensive income for the three and six months ended June 30, 2004 and 2003, is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2004	2003	2004	2003
COMPREHENSIVE INCOME
Net income	$1,252	1,032	2,503	2,059
OTHER COMPREHENSIVE INCOME
Unrealized net holding gain (loss) on securities	(1,342)	78	(857)	93
Net gain (loss) on cash flow hedge derivatives .	99	(46)	(11)	(94)

Total comprehensive income	$9	1,064	1,635	2,058

NOTE 5: BUSINESS SEGMENTS (a)

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

     In addition to traditional profitability measures such as segment earnings and efficiency ratios, the Company uses two other key financial metrics – risk-adjusted return on capital (“RAROC”) and economic profit – to allocate resources to the Company’s various business segments and to assess the performance of the Company’s business segments. Both of these are aimed at measuring returns in relationship to the risks taken. The Company’s 2003 Annual Report has additional information related to the Company’s business segments and performance metrics on pages 31 through 35 and on pages 103 through 105.

     The Company continuously assesses assumptions, methodologies and reporting classifications to better reflect the true economics of the Company’s business segments. Several refinements have been incorporated for 2004. Business segment results for each quarter of 2003 will be restated to reflect these changes, which did not affect consolidated results. In the first six months of 2004, the Company updated its cost methodology to better align support costs to the Company’s business segments and product lines. The impact to segment earnings for full year 2003 as a result of these refinements was a $20 million increase in the General Bank, a $16 million decrease in Capital Management, a $14 million decrease in Wealth Management, a $5 million decrease in the Corporate and Investment Bank, and a $15 million increase in the Parent.

	Three Months Ended June 30, 2004
						Net Merger-
				Corporate		Related
				and		and
	General	Capital	Wealth	Investment		Restructuring
(Dollars in millions)	Bank	Management	Management	Bank	Parent	Expenses (c)	Total
CONSOLIDATED
Net interest income (b)	$1,902	131	119	610	141	(65)	2,838
Fee and other income	601	1,245	147	716	(110)	—	2,599
Intersegment revenue	40	(12)	3	(30)	(1)	—	—

Total revenue (b)	2,543	1,364	269	1,296	30	(65)	5,437
Provision for credit losses	65	—	—	(4)	—	—	61
Noninterest expense	1,297	1,147	187	616	138	102	3,487
Minority interest	—	—	—	—	70	(25)	45
Income taxes (benefits)	419	79	30	222	(128)	(30)	592
Tax-equivalent adjustment	11	—	—	31	23	(65)	—

Net income (loss)	$751	138	52	431	(73)	(47)	1,252

Economic profit	$575	101	37	274	(72)	—	915
Risk adjusted return on capital	55.11%	41.66	50.88	34.23	(2.82)	—	37.67
Economic capital, average	$5,247	1,336	369	4,735	2,109	—	13,796
Cash overhead efficiency ratio (b)	51.03%	84.08	69.95	47.59	96.06	—	59.60
Lending commitments	$73,372	—	4,445	75,295	328	—	153,440
Average loans, net	122,028	254	10,534	29,850	976	—	163,642
Average core deposits	$166,628	24,732	12,032	18,772	1,645	—	223,809
FTE employees	34,487	19,461	3,674	4,525	22,895	—	85,042

	Three Months Ended June 30, 2003
						Net Merger-
				Corporate		Related
				and		and
	General	Capital	Wealth	Investment		Restructuring
(Dollars in millions)	Bank	Management	Management	Bank	Parent	Expenses (c)	Total
CONSOLIDATED
Net interest income (b)	$1,811	37	105	568	82	(63)	2,540
Fee and other income	572	814	132	556	84	—	2,158
Intersegment revenue	42	(16)	2	(27)	(1)	—	—

Total revenue (b)	2,425	835	239	1,097	165	(63)	4,698
Provision for credit losses	100	—	5	95	(5)	—	195
Noninterest expense	1,307	683	179	559	177	96	3,001
Minority interest	—	—	—	—	16	—	16
Income taxes (benefits)	362	56	20	135	(83)	(36)	454
Tax-equivalent adjustment	10	—	—	31	22	(63)	—

Net income	646	96	35	277	38	(60)	1,032
Dividends on preferred stock	—	—	—	—	1	—	1

Net income available to common stockholders	$646	96	35	277	37	(60)	1,031

Economic profit	$466	76	23	130	44	—	739
Risk adjusted return on capital	43.68%	53.80	36.19	19.77	18.05	—	30.46
Economic capital, average	$5,713	712	368	5,974	2,452	—	15,219
Cash overhead efficiency ratio (b)	53.91%	81.97	74.77	51.05	27.15	—	58.27
Lending commitments	$63,712	—	3,678	72,275	524	—	140,189
Average loans, net	113,267	137	9,558	34,393	380	—	157,735
Average core deposits	$151,409	1,226	10,754	14,744	1,284	—	179,417
FTE employees	35,300	12,404	3,842	4,229	23,190	—	78,965

	Six Months Ended June 30, 2004
						Net Merger-
				Corporate		Related
				and		and
	General	Capital	Wealth	Investment		Restructuring
(Dollars in millions)	Bank	Management	Management	Bank	Parent	Expenses (c)	Total
CONSOLIDATED
Net interest income (b)	$3,758	249	233	1,204	382	(127)	5,699
Fee and other income	1,169	2,595	290	1,459	(157)	—	5,356
Intersegment revenue	78	(25)	4	(57)	—	—	—

Total revenue (b)	5,005	2,819	527	2,606	225	(127)	11,055
Provision for credit losses	133	—	—	(30)	2	—	105
Noninterest expense	2,611	2,373	372	1,233	353	201	7,143
Minority interest	—	—	—	—	149	(47)	102
Income taxes (benefits)	800	162	56	453	(210)	(59)	1,202
Tax-equivalent adjustment	21	—	—	63	43	(127)	—

Net income (loss)	$1,440	284	99	887	(112)	(95)	2,503

Economic profit	$1,081	209	69	554	(105)	—	1,808
Risk adjusted return on capital	51.98%	41.75	47.95	34.38	0.93	—	37.11
Economic capital, average	$5,307	1,370	374	4,765	2,109	—	13,925
Cash overhead efficiency ratio (b)	52.17%	84.17	70.65	47.32	59.55	—	60.13
Lending commitments	$73,372	—	4,445	75,295	328	—	153,440
Average loans, net	120,075	197	10,422	29,803	915	—	161,412
Average core deposits	$163,736	21,546	11,760	17,760	1,439	—	216,241
FTE employees	34,487	19,461	3,674	4,525	22,895	—	85,042

	Six Months Ended June 30, 2003
						Net Merger-
				Corporate		Related
				and		and
	General	Capital	Wealth	Investment		Restructuring
(Dollars in millions)	Bank	Management	Management	Bank	Parent	Expenses (c)	Total
CONSOLIDATED
Net interest income (b)	$3,556	75	206	1,152	215	(127)	5,077
Fee and other income	1,128	1,560	265	1,102	169	—	4,224
Intersegment revenue	84	(35)	3	(51)	(1)	—	—

Total revenue (b)	4,768	1,600	474	2,203	383	(127)	9,301
Provision for credit losses	205	—	9	205	—	—	419
Noninterest expense	2,590	1,327	352	1,110	367	160	5,906
Minority interest	—	—	—	—	25	—	25
Income taxes (benefits)	700	100	42	269	(159)	(60)	892
Tax-equivalent adjustment	20	—	—	62	45	(127)	—

Net income	$1,253	173	71	557	105	(100)	2,059
Dividends on preferred stock	—	—	—	—	5	—	5

Net income available to common stockholders	$1,253	173	71	557	100	(100)	2,054

Economic profit	$901	135	48	259	129	—	1,472
Risk adjusted return on capital	43.00%	50.16	37.90	19.52	21.57	—	30.37
Economic capital, average	$5,677	695	360	6,140	2,452	—	15,324
Cash overhead efficiency ratio (b)	54.32%	82.98	74.27	50.43	24.97	—	58.07
Lending commitments	$63,712	—	3,678	72,275	524	—	140,189
Average loans, net	112,205	133	9,435	35,134	942	—	157,849
Average core deposits	$148,634	1,254	10,629	14,389	1,314	—	176,220
FTE employees	35,300	12,404	3,842	4,229	23,190	—	78,965

(a)	Certain amounts presented in periods prior to the second quarter of 2004 have been reclassified to conform to the presentation in the second quarter of 2004.

(b)	Tax-equivalent.

(c)	Tax-equivalent amounts are eliminated herein in order for “Total” amounts to agree with amounts appearing in the Consolidated Statements of Income.

NOTE 6: BASIC AND DILUTED EARNINGS PER COMMON SHARE

     The calculation of basic and diluted earnings per common share for the three and six months ended June 30, 2004 and 2003, is presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2004	2003	2004	2003
Income before dividends on preferred stock	$1,252	1,032	2,503	2,059
Dividends on preferred stock	—	(1)	—	(5)

Income available to common stockholders	$1,252	1,031	2,503	2,054

Basic earnings per common share	$0.96	0.77	1.92	1.54
Diluted earnings per common share	$0.95	0.77	1.89	1.53

Average common shares - basic	1,300	1,333	1,301	1,334
Common share equivalents, unvested restricted stock, incremental common shares from forward purchase contracts and convertible long-term debt assumed converted	20	13	22	12

Average common shares - diluted	1,320	1,346	1,323	1,346

NOTE 7: GUARANTEES

     The maximum risk of loss and the carrying amount of each of the Company’s guarantees subject to the recognition and disclosure requirements of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and in place at June 30, 2004, and at December 31, 2003, are presented below.

	June 30, 2004		December 31, 2003
		Maximum		Maximum
	Carrying	Risk of	Carrying	Risk of
(In millions)	Amount	Loss	Amount	Loss
Securities lending indemnifications	$—	44,991	—	—
Standby letters of credit	102	28,645	72	27,597
Liquidity guarantees to conduits administered by others	1	7,595	6	10,319
Loans sold with recourse	37	4,639	29	2,655
Residual value guarantees on operating leases	7	638	4	641
Written put options	378	1,978	422	2,021
Transactions in our own stock	—	435	—	—
Contingent consideration	—	264	—	271

Total guarantees	$525	89,185	533	43,504

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 26 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 22 through 25, page 49, and pages 58 through 60 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 4. Controls and Procedures.

     As of June 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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

     Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003 and Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.

     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003 and Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

     Securities and Exchange Commission. As previously disclosed, the SEC has subpoenaed certain documents and taken testimony from certain employees of Wachovia and others related to common stock purchases of Legacy Wachovia stock and Legacy First Union stock, with a particular focus on stock purchases following the April 2001 merger announcement. On July 23, 2004, the SEC staff advised Wachovia that the staff is considering recommending to the SEC that it institute enforcement action against Wachovia and certain former legacy Wachovia officers, some of whom remain with the combined company, relating to legacy Wachovia’s purchases of legacy First Union common stock and the disclosures made by both legacy companies related to those purchases. Wachovia will make a written Wells submission in response to the SEC staff setting forth the reasons why Wachovia believes the SEC should not commence any enforcement action. Wachovia intends to vigorously defend against the SEC staff’s allegations. Wachovia believes all such stock purchases and disclosures complied with applicable law.

     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to revenue sharing, market-timing, late trading and record retention. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, and is cooperating with the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate. In connection with one of these investigations, on July 28, 2004, the SEC staff advised Wachovia’s investment advisory subsidiary that the staff is considering recommending to the SEC that it institute an enforcement action against the investment advisory subsidiary, Evergreen Investment Management Company, LLC, and other Evergreen entities. The SEC staff’s proposed allegations relate to (i) an arrangement involving a former Evergreen employee and an individual broker pursuant to which the broker, on behalf of a client, made exchanges to and from a mutual fund during the period December 2000 through April 2003 in excess of the limitations set forth in the mutual fund prospectus, (ii) purchase and sale activity from September 2001 through January 2003 by a former Evergreen portfolio manager in the mutual fund he managed at the time, (iii) the sufficiency of systems for monitoring exchanges and enforcing exchange limitations stated in mutual fund prospectuses, and (iv) the adequacy of e-mail retention practices. Wachovia currently intends to make a written Wells submission explaining why Wachovia believes enforcement action should not be instituted.

     In addition, as previously disclosed, Wachovia also is cooperating with governmental and self-regulatory authorities in matters relating to the brokerage operations of Prudential Financial, Inc. that were included in Wachovia’s retail brokerage combination with Prudential. Under the terms of that transaction, Wachovia is indemnified by Prudential for liabilities relating to those matters.

     Outlook. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described above, in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003, and in

Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, will not, individually or in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     Pursuant to authorizations by our board of directors in 1999 and 2000, Wachovia has repurchased shares of our common stock in private transactions and in open-market purchases. In January 2004, our board of directors authorized the repurchase of an additional 60 million shares of our common stock, which together with remaining authority from the previous board authorizations, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2003, Wachovia repurchased 25.7 million shares of Wachovia common stock in the open market and 2 million shares of Wachovia common stock in private transactions at average prices of $42.94 per share and $45.49 per share, respectively. In addition, Wachovia settled forward purchase contracts and equity collar contracts in 2003 representing 30.9 million shares at an average cost of $32.81 per share. In the first quarter of 2004, Wachovia repurchased 7.4 million shares of Wachovia common stock in the open market and 751,800 shares in private transactions at an average price of $47.46. Please see “Stockholders’ Equity” beginning on page 20 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the second quarter of 2004. The following table sets forth information about our stock repurchases for the three months ended June 30, 2004.

Issuer Repurchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period (1)	Shares Purchased (2)	per Share	Plans or Programs (3)	Plans or Programs (3)
April 1, 2004 to April 30, 2004	0	$—	0	115,247,764
May 1, 2004 to May 31, 2004	7,500,000	46.16	7,500,000	107,747,764
June 1, 2004 to June 30, 2004	30,000	47.27	30,000	107,717,764
Total	7,530,000	$46.16	7,530,000	107,717,764

(1) Based on trade date, not settlement date.

(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: May 2004 — open market repurchases: 7.5 million shares; and June 2004 — open market repurchases: 30,000 shares.

In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended June 30, 2004, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: April 2004 — 12,641 shares at an average price per share of $45.62; May 2004 — 23,442 shares at an average price per share of $46.30; and June 2004 — 28,093 shares at an average price per share of $47.04.

(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. None of these programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. There are no more shares remaining under the May 1999 authorization, approximately 47.7 million shares remaining under the June 2000 authorization and 60 million shares remaining under the January 2004 authorization.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit No.		Description
(2)		Agreement and Plan of Merger, dated as of June 20, 2004, between Wachovia and SouthTrust, and restated on July 9, 2004 (incorporated by reference to Exhibit (2)(a) to Wachovia’s Registration Statement on Form S-4 (No. 333-117283)).

(4)		Instruments defining the rights of security holders, including indentures.*

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)		Wachovia’s Second Quarter 2004 Financial Supplement.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended June 30, 2004, Wachovia filed the following Current Reports on Form 8-K with the Commission:

•	Current Report on Form 8-K dated April 19, 2004, reporting Item 5, Item 7 and Item 12, which Item 12 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s first quarter 2004 earnings results

•	Current Report on Form 8-K dated June 21, 2004, reporting Item 5 and Item 9, relating to the announcement of the pending merger between Wachovia and SouthTrust.

     In addition, Wachovia filed the following Current Report on Form 8-K with the Commission:

•	Current Report on Form 8-K dated July 15, 2004, reporting Item 5, Item 7 and Item 12, which Item 12 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s second quarter 2004 earnings results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation
Date: August 3, 2004
	By:	/s/ David M. Julian
David M. Julian
Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
(2)		Agreement and Plan of Merger, dated as of June 20, 2004, between Wachovia and SouthTrust, and restated on July 9, 2004 (incorporated by reference to Exhibit (2)(a) to Wachovia’s Registration Statement on Form S-4 (No. 333-117283)).

(4)		Instruments defining the rights of security holders, including indentures.*

(12	)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12	)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)		Wachovia’s Second Quarter 2004 Financial Supplement.

(31	)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31	)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32	)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32	)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.