Form 10-Q
period 2004-09-30
WACHOVIA CORP NEW
filed 2004-11-05
CIK 36995

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,307,664,666 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of September 30, 2004.

PART I – FINANCIAL INFORMATION

Forward-Looking Statements

Wachovia Corporation (formerly named First Union Corporation, “Wachovia”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto and thereto), in its reports to stockholders and in other Wachovia communications. These statements relate to future, not past, events.

These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger (the “Merger”) between Wachovia and SouthTrust Corporation (“SouthTrust”) completed on November 1, 2004, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Merger, (ii) statements relating to the benefits of the retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc. completed on July 1, 2003 (the “Brokerage Transaction”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (iii) statements regarding certain of Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).

The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in such forward-looking statements: (1) the risk that the businesses of Wachovia and SouthTrust in connection with the Merger or the businesses of Wachovia and Prudential in connection with the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger or the Brokerage Transaction may not be fully realized or realized within the expected time frame; (3) revenues following the Merger or the Brokerage Transaction may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger or the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions, including, without limitation, the Merger (and any required divestitures related thereto) and the Brokerage Transaction, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s non-interest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.

     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2004, and December 31, 2003, respectively, set forth on page 71 of Wachovia’s Third Quarter 2004 Financial Supplement for the nine months ended September 30, 2004 (the “Financial Supplement”), are incorporated herein by reference.

     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and nine months ended September 30, 2004 and 2003, set forth on page 72 of the Financial Supplement, are incorporated herein by reference.

     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2004 and 2003, set forth on page 73 of the Financial Supplement, are incorporated herein by reference.

     Notes to Consolidated Financial Statements, set forth on pages 74 through 83 of the Financial Supplement, are incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 34 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk appears on pages 28 through 32, page 54, and pages 62 through 64 of the Financial Supplement and is incorporated herein by reference.

     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.

Item 4. Controls and Procedures.

     As of September 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2004, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter to which this Quarterly Report on Form 10-Q relates that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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

     Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003, Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, and Wachovia’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.

     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003, Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, and Wachovia’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

     Pioneer Litigation. On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. (“CoreStates”), a predecessor of Wachovia Bank, National Association, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon Wachovia’s motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. On August 19, 2004, the Pennsylvania Supreme Court reversed the Pennsylvania Superior Court’s judgment and remanded the case to the trial court for an entry of judgment in favor of Wachovia on all counts. The plaintiff has requested that the Court hear re-argument of its appeal. Wachovia has filed submissions in opposition to this request for re-argument.

     Bluebird Partners, L.P., Litigation. On December 12, 2002, the jury in the Supreme Court of the State of New York, County of New York, returned a verdict against First Fidelity Bank, N.A. New Jersey, a predecessor to Wachovia Bank, National Association, in the amount of $37.8 million in the case captioned Bluebird Partners, L.P. v. First Fidelity Bank, N.A., et al. The trial court directed a verdict in favor of CoreStates New Jersey National Bank, another predecessor of Wachovia Bank, National Association. In this action for breach of contract, breach of fiduciary duty, negligence and malpractice, plaintiff alleges that First Fidelity, while serving as indenture trustee for debt certificates issued by Continental Airlines, failed to take the necessary action to protect the value of the collateral after Continental Airlines filed for bankruptcy on December 3, 1990 and that the decline in the value of the collateral during the pendency of the bankruptcy caused plaintiff’s losses. On July 10, 2003, the trial judge granted First Fidelity’s motion to set aside the verdict, holding that the evidence was insufficient to support the verdict. Plaintiff appealed, and on October 7, 2004, the Supreme Court, Appellate Division, First Department reversed the dismissal and reinstated the verdict. Plaintiff now seeks the entry of a judgment that would include interest on the verdict amount at the New York statutory rate from either 1991 or 1993 through the date of payment. Wachovia is opposing this application. In addition, Wachovia believes that numerous reversible errors occurred, and that the evidence was insufficient to support the verdict that First Fidelity’s actions caused Bluebird’s loss. Wachovia has filed a motion for leave to appeal.

     Securities and Exchange Commission. As previously disclosed, on July 23, 2004, the SEC staff advised Wachovia that the staff was considering recommending to the SEC that it institute an enforcement action against Wachovia and certain former legacy Wachovia officers, some of whom remain with the combined company, relating to legacy Wachovia’s purchases of legacy First Union common stock and the disclosures made by both legacy companies related to those purchases following the April 2001 announcement of the merger between First Union and legacy Wachovia. Wachovia, without admitting or denying the allegations set forth in the complaint filed on November 4, 2004, consented to entry of final judgment by the United States District Court for the District of Columbia permanently enjoining Wachovia from directly or indirectly violating Sections 13(a) and 14(a) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-13 and 14a-9 promulgated thereunder. The judgment also orders Wachovia to pay a civil money penalty of $37 million pursuant to Section 21(d)(3) of the Securities Exchange Act of 1934. Wachovia anticipates that there will be no additional SEC enforcement proceedings related to this matter against it or any current or former officers.

     Breakpoint Discount Settlement. On February 12, 2004, the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. (“NASD”) announced enforcement actions and settlements against a total of 15 brokerage firms, including Wachovia Securities, LLC, for not delivering correct mutual fund breakpoint discounts during 2001 and 2002. The SEC and the NASD previously had identified an industry wide problem in connection with the calculation and delivery of breakpoint discounts. Breakpoint discounts are discounts on the front-end sales charge offered to investors who invest a significant amount of money in a front-end load mutual fund. During 2003, the NASD directed securities firms to conduct an assessment of their mutual fund transactions to determine if appropriate breakpoint discounts were delivered to customers. In November 2003, the NASD and the SEC notified Wachovia Securities, LLC that they may initiate enforcement actions in connection with the failure to deliver all appropriate breakpoints. Without admitting or denying liability, on February 12, 2004, Wachovia Securities, LLC agreed to settle the matter with the SEC and the NASD by: (1) paying a fine of $4,844,465; (2) notifying customers from January 1, 1999 through November 3, 2003 that they may be due refunds from missed breakpoints; (3) agreeing to conduct a review of all mutual fund trades in excess of $2,500 between January 1, 2001 and November 3, 2003 to determine which transactions may have resulted in missed breakpoints; (4) making prompt refunds to customers where appropriate; (5) disclosing applicable breakpoint information to customers at the point of sale; and (6) developing procedures reasonably designed to ascertain information necessary to determine the availability and appropriate level of breakpoints. Wachovia Securities, LLC has substantially completed the customer notification, trade review, and refund process, and has paid an aggregate of approximately $18 million, including interest, in refunds to customers. Deloitte & Touche was retained to assist Wachovia Securities, LLC in the remediation process, and in creating procedures reasonably designed to ascertain information necessary to determine the availability and appropriate level of breakpoints.

     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to revenue sharing, market-timing, late trading and record retention. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, and is cooperating with the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate. In connection with one of these investigations, on July 28, 2004, the SEC staff advised Wachovia’s investment advisory subsidiary that the staff is considering recommending to the SEC that it institute an enforcement action against the investment advisory subsidiary, Evergreen Investment Management Company, LLC, and other Evergreen entities. The SEC staff’s proposed allegations relate to (i) an arrangement involving a former Evergreen employee and an individual broker pursuant to which the broker, on behalf of a client, made exchanges to and from a mutual fund during the period December 2000 through April 2003 in excess of the limitations set forth in the mutual fund prospectus, (ii) purchase and sale activity from September 2001 through January 2003 by a former Evergreen portfolio manager in the mutual fund he managed at the time, (iii) the sufficiency of systems for monitoring exchanges and enforcing exchange limitations stated in mutual fund prospectuses, and (iv) the adequacy of e-mail retention practices. In addition, on September 17, 2004, the SEC staff advised Wachovia’s retail brokerage subsidiary, Wachovia Securities LLC, that the staff is considering recommending to the SEC that it institute an enforcement action against the brokerage subsidiary regarding the allegations described in (i) of the preceding sentence. Wachovia currently intends to make a written Wells submission, if it is unable to satisfactorily resolve the matter, explaining why Wachovia believes enforcement action should not be instituted.

     In addition, as previously disclosed, Wachovia also is cooperating with governmental and self-regulatory authorities in matters relating to the brokerage operations of Prudential Financial, Inc. that were included in Wachovia’s retail brokerage combination with Prudential. Under the terms of that transaction, Wachovia is indemnified by Prudential for liabilities relating to those matters.

     Outlook. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described above, in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2003, in Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, and in Wachovia’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, will not, individually or in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Unregistered Sales of Equity Securities

     As previously reported by Wachovia under this Item 2 in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, on August 30, 2002, Wachovia acquired Cameron M. Harris & Company (“CMH”), and in connection with the acquisition issued shares of Wachovia common stock to the stockholders of CMH in exchange for their shares of CMH common stock. On October 15, 2004, Wachovia issued an aggregate of 288,915 shares of Wachovia common stock to the former stockholders of CMH as additional contingent consideration in connection with the CMH acquisition. The shares of Wachovia common stock were issued and sold pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended, as a result of the approval of the terms of the issuance of the shares by an appropriate governmental authority following a fairness hearing.

     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

     Pursuant to authorizations by our board of directors in 1999 and 2000, Wachovia has repurchased shares of our common stock in private transactions and in open-market purchases. In January 2004, our board of directors authorized the repurchase of an additional 60 million shares of our common stock, which together with remaining authority from the previous board authorizations, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2003, Wachovia repurchased 25.7 million shares of Wachovia common stock in the open market and 2 million shares of Wachovia common stock in private transactions at average prices of $42.94 per share and $45.49 per share, respectively. In addition, Wachovia settled forward purchase contracts and equity collar contracts in 2003 representing 30.9 million shares at an average cost of $32.81 per share. Please see “Stockholders’ Equity” beginning on page 26 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the third quarter of 2004. The following table sets forth information about our stock repurchases for the three months ended September 30, 2004.

Issuer Repurchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under the
Period (1)	Shares Purchased (2)	per Share	Plans or Programs (3)	Plans or Programs (3)
July 1, 2004 to July 31, 2004	1,620,200	$44.69	1,620,200	106,097,564
August 1, 2004 to August 31, 2004	3,256,000	45.27	3,256,000	102,841,564
September 1, 2004 to September 30, 2004	1,480,000	47.21	1,480,000	101,361,564
Total	6,356,200	$45.57	6,356,200	101,361,564

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: July 2004 — open market repurchases: 1.62 million shares; August 2004 – open market repurchases: 3.26 million shares; and September 2004 — open market repurchases: 1.48 million shares.

In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended September 30, 2004, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: July 2004 – 8,502 shares at an average price per share of $44.79; August 2004 – 4,551 shares at an average price per share of $45.36; and September 2004 – 23,715 shares at an average price per share of $46.81.

(3)	On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. None of these programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. As of September 30, 2004, there are no more shares remaining under the May 1999 authorization, approximately 41.4 million shares remaining under the June 2000 authorization and 60 million shares remaining under the January 2004 authorization.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit No.	Description
(2)	Agreement and Plan of Merger, dated as of June 20, 2004, between Wachovia and SouthTrust, and restated on July 9, 2004 (incorporated by reference to Exhibit (2)(a) to Wachovia’s Registration Statement on Form S-4 (No. 333-117283)).
(4)	Instruments defining the rights of security holders, including indentures.*
(10)(a)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Donald A. McMullen, W. Barnes Hauptfuhrer, Robert P. Kelly and Stephen E. Cummings (incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K).
(10)(b)	SouthTrust Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 2 to SouthTrust Corporation 2000 Proxy Statement on Schedule 14A, filed March 10, 2000).
(10)(c)	SouthTrust Corporation Amended and Restated Senior Officer Performance Incentive Plan (incorporated by reference to Appendix B to SouthTrust Corporation’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004).
(10)(d)	SouthTrust Corporation Performance Incentive Retirement Benefit Plan (incorporated by reference to Exhibit 10(d) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(e)	Amended and Restated SouthTrust Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10(e) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(f)	SouthTrust Corporation Enhanced Retirement Benefit Plan (incorporated by reference to Exhibit 10(f) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(g)	SouthTrust Corporation Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan Agreement (incorporated by reference to Exhibit 10(g) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(h)	Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(i)	SouthTrust Corporation Wallace D. Malone, Jr. Second Nonqualified Deferred Compensation Plan and Agreement (incorporated by reference to Exhibit 10(i) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(j)	Amended and Restated Employment Agreement for Wallace D. Malone, Jr. (incorporated by reference to Exhibit 10(n) to SouthTrust Corporation’s 2001 Annual Report on Form 1o-K).
(10)(k)	SouthTrust Corporation Executive Management Retirement Plan (incorporated by reference to Exhibit 10(a) to SouthTrust Corporation’s 2002 First Quarter Report on Form 10-Q).
(10)(l)	SouthTrust Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix C to SouthTrust Corporation’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004).
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2004 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

     (b) Reports on Form 8-K.

     During the quarter ended September 30, 2004, Wachovia filed the following Current Reports on Form 8-K with the Commission:

•	Current Report on Form 8-K dated July 15, 2004, reporting Item 5, Item 7 and Item 12, which Item 12 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s second quarter 2004 earnings results.

•	Current Report on Form 8-K dated September 30, 2004, reporting Item 1.02, relating to the announcement of the pending retirement of Donald A. McMullen, Jr. pursuant to the terms of his employment agreement with Wachovia.

     In addition, Wachovia filed the following Current Report on Form 8-K with the Commission:

•	Current Report on Form 8-K dated October 15, 2004, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s third quarter 2004 earnings results.

•	Current Report on Form 8-K dated October 18, 2004, reporting Item 8.01, relating to the announcement of Wachovia’s fourth quarter 2004 common stock dividend.

•	Current Report on Form 8-K dated October 22, 2004, reporting Item 5.02, relating to the announcement of the election of three new directors of Wachovia effective following consummation of the merger between Wachovia and SouthTrust.

•	Current Report on Form 8-K dated November 1, 2004, reporting Items 5.02 and 8.01, relating to the consummation of the merger between Wachovia and SouthTrust.

•	Current Report on Form 8-K dated November 3, 2004, reporting Item 5.04, relating to notice of a blackout in trading Wachovia common stock by participants in certain SouthTrust employee benefit plans in connection with the merger of those employee benefit plans into Wachovia’s Savings Plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation
Date: November 5, 2004	By:	/s/ David M. Julian
David M. Julian
Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(2)	Agreement and Plan of Merger, dated as of June 20, 2004, between Wachovia and SouthTrust, and restated on July 9, 2004 (incorporated by reference to Exhibit (2)(a) to Wachovia’s Registration Statement on Form S-4 (No. 333-117283)).
(4)	Instruments defining the rights of security holders, including indentures.*
(10)(a)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Donald A. McMullen, W. Barnes Hauptfuhrer, Robert P. Kelly and Stephen E. Cummings (incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K).
(10)(b)	SouthTrust Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 2 to SouthTrust Corporation 2000 Proxy Statement on Schedule 14A, filed March 10, 2000).
(10)(c)	SouthTrust Corporation Amended and Restated Senior Officer Performance Incentive Plan (incorporated by reference to Appendix B to SouthTrust Corporation’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004).
(10)(d)	SouthTrust Corporation Performance Incentive Retirement Benefit Plan (incorporated by reference to Exhibit 10(d) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(e)	Amended and Restated SouthTrust Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 10(e) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(f)	SouthTrust Corporation Enhanced Retirement Benefit Plan (incorporated by reference to Exhibit 10(f) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(g)	SouthTrust Corporation Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan Agreement (incorporated by reference to Exhibit 10(g) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(h)	Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10(h) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(i)	SouthTrust Corporation Wallace D. Malone, Jr. Second Nonqualified Deferred Compensation Plan and Agreement (incorporated by reference to Exhibit 10(i) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(j)	Amended and Restated Employment Agreement for Wallace D. Malone, Jr. (incorporated by reference to Exhibit 10(n) to SouthTrust Corporation’s 2001 Annual Report on Form 10-K).
(10)(k)	SouthTrust Corporation Executive Management Retirement Plan (incorporated by reference to Exhibit 10(a) to SouthTrust Corporation’s 2002 First Quarter Report on Form 10-Q).
(10)(l)	SouthTrust Corporation 2004 Long-Term Incentive Plan (incorporated by reference to Appendix C to SouthTrust Corporation’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004).
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2004 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.