Form 10-K
period 2004-12-31
WACHOVIA CORP NEW
filed 2005-03-01
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended December 31, 2004

Commission file number 1-10000

WACHOVIA CORPORATION

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0898180
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE WACHOVIA CENTER CHARLOTTE, NC (Address of principal executive offices)	28288-0013 (Zip Code)

Registrant’s telephone number, including area code: (704) 374-6565

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

Common Stock, $3.33 1/3 par value (including attached rights)	New York Stock Exchange, Inc. (the “NYSE”)
TEES Targeted Efficient Equity Securities Leveraged Upside Note Linked to the S&P 500® Index due May 23, 2005	American Stock Exchange
Participating Index Notes (PINS) TEES Targeted Efficient Equity Securities Linked to the S&P 500® Index due August 19, 2009	American Stock Exchange
Trigger CAPITALS (Covered Asset Participation Target exchangeable Securities) Linked to the S&P 500® Composite Stock Price Index due December 8, 2008	American Stock Exchange
LUNARS (Leveraged Upside indexed Accelerated Return Securities) Linked to the Nasdaq 100® Index due April 26, 2006	American Stock Exchange
ASTROS (Asset Return Obligation Securities) Linked to the Nikkei 225® Index Due March 2, 2010	American Stock Exchange
LUNARS (Leveraged Upside indexed Accelerated Return Securities) Linked to the S&P 500® Index due November 9, 2005	American Stock Exchange
ASTROS (Asset Return Obligation Securities) Linked to a Global Basket of Indices due February 2, 2010	American Stock Exchange
ASTROS (ASseT Return Obligation Securities) Linked to the Dow Jones Global Titans 50 Index(sm) due March 3, 2010	American Stock Exchange
LUNARS (Leveraged Upside iNdexed Accelerated Return Securities) Linked to the S&P 500® Composite Stock Price Index due September 5, 2006	American Stock Exchange
Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of CONSOL Energy Inc. due March 7, 2006	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS
Dividend Equalization Preferred shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s completed second fiscal quarter: $58.1 billion.

As of February 16, 2005, there were 1,586,045,118 shares of the registrant’s common stock outstanding, $3.33 1/3 par value per share.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

	INCORPORATED DOCUMENTS	WHERE INCORPORATED IN FORM 10-K

1.	Certain portions of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2004 (“Annual Report”).	Part I — Items 1 and 2; Part II — Items 5, 6, 7, 7A, 8 and 9A; and Part IV — Item 15.

2.	Certain portions of the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 19, 2005 (“Proxy Statement”).	Part III — Items 10, 11, 12, 13 and 14.

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

These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger (including divestitures made by Wachovia related to the merger, the “Merger”) between Wachovia and SouthTrust Corporation (“SouthTrust”) completed on November 1, 2004, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Merger, (ii) statements relating to the benefits of the retail securities brokerage combination transaction between Wachovia and Prudential Financial, Inc. completed on July 1, 2003 (the “Brokerage Transaction”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Brokerage Transaction, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).

The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia and SouthTrust in connection with the Merger or the businesses of Wachovia and Prudential in connection with the Brokerage Transaction will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Merger or the Brokerage Transaction may not be fully realized or realized within the expected time frame; (3) revenues following the Merger or the Brokerage Transaction may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Merger or the Brokerage Transaction, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s non-interest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

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

We provide a wide range of commercial and retail banking and trust services through full-service banking offices in Alabama, Connecticut, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington, D.C. Wachovia Bank, National Association (“WBNA”) operates these banking offices, except those in Delaware, which are operated by Wachovia Bank of Delaware, National Association. Following Wachovia’s November 1, 2004 merger with SouthTrust Corporation (“SouthTrust”), we also operated banking offices through SouthTrust Bank, an Alabama chartered bank. SouthTrust Bank was merged into WBNA on January 3, 2005. We also provide various other financial services, including mortgage banking, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries. Our retail securities brokerage business is conducted through Wachovia Securities, LLC, and operates in 49 states.

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

Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 26 through 32 and in Note 14 on pages 104 through 106 in the Annual Report and incorporated herein by reference. Information relating to Wachovia Corporation only is set forth in Note 22 on pages 130 through 132 in the Annual Report and incorporated herein by reference.

Available Information

Wachovia’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on our website, www.wachovia.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website, www.sec.gov. In addition, Wachovia makes available on www.wachovia.com (i) its Corporate Governance Guidelines, (ii) its Code of Conduct & Ethics, which applies to its directors and all employees, and (iii) the charters of the Audit, Management Resources & Compensation, and Corporate Governance & Nominating Committees of its Board of Directors. These materials also are available free of charge in print to stockholders who request them by writing to: Investor Relations, Wachovia Corporation, 301 South College Street, Charlotte, North Carolina 28288-0206. Wachovia also makes available through our website statements of beneficial ownership of Wachovia’s equity securities filed by our directors, officers and 10% or greater shareholders under Section 16 of the Securities Exchange Act of 1934. The information on our website is not incorporated by reference into this report.

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

The current regulatory environment for financial institutions includes substantial enforcement activity by the federal banking agencies, the U.S. Department of Justice, the Securities and Exchange Commission and other state and federal law enforcement agencies, reflecting an increase in activity over prior years. This environment entails significant potential increases in compliance requirements and associated costs. A number of banking institutions have recently been subject to enforcement actions as well as settlements involving, among other things, cease and desist orders, written agreements, deferred prosecutions and payments of monetary penalties.

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

•	allows bank holding companies that qualify as “financial holding companies” to engage in a broad range of financial and related activities;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Federal Reserve Board notified us that, effective March 13, 2000, we are authorized to operate as a financial holding company and therefore are eligible to engage in, or acquire companies engaged in, the broader range of activities that are permitted by the Modernization Act. These activities include those that are determined to be “financial in nature”, including insurance underwriting, securities underwriting and dealing, and making merchant banking investments in commercial and financial companies. If any of our banking subsidiaries ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary. In addition, if any of our banking subsidiaries receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), we would be prohibited from engaging in any additional activities other than those permissible for bank holding companies that are not financial holding companies. Our banking subsidiaries currently meet these capital, management and CRA requirements.

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

Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2004, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $5.4 billion to us during 2005. This amount is not necessarily indicative of amounts that may be available in future periods. In 2004, our subsidiaries paid $1.8 billion in cash dividends to us.

In addition, we and our banking subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.

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

     Capital Requirements

Federal banking regulators have adopted risk-based capital and leverage guidelines that require that our capital-to-assets ratios meet certain minimum standards. Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles (“tier 1 capital”). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“tier 2 capital”, and together with tier 1 capital, “total capital”). At December 31, 2004, our tier 1 capital and total capital ratios were 8.01% and 11.11%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2004, was 6.38%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 16 on page 66 in the Annual Report and incorporated herein by reference.

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

Changes to the risk-based capital regime are frequently proposed or implemented. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January 2001, and, subsequently, it issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk. In August 2003, U.S. federal banking regulators issued an Advance Notice of Proposed Rulemaking addressing the implementation of the New Accord in the U.S., which contemplates requiring all U.S. banking institutions with over $250 billion in assets (including Wachovia) to implement the advanced approaches for measuring risk under the New Accord on a mandatory basis. In June 2004, the Basel Committee published new international guidelines for calculating regulatory capital. The U.S. banking regulators have published draft guidance of their interpretation of the new Basel guidelines. We will be required to calculate regulatory capital under the New Accord, in parallel with the existing capital rules beginning in 2007. In 2008 we will calculate regulatory capital solely under the New Accord.

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

     Prompt Corrective Action

The FDIA, among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five tiers for FDIC-insured banks: (i) “well capitalized” if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2004, all of our deposit-taking subsidiary banks had capital levels that qualify them as being “well capitalized” under those regulations.

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

Other Regulation

     Non-Bank Activities

Our bank and certain nonbank subsidiaries are subject to direct supervision and regulation by various other federal, state and foreign authorities (many of which will be considered “functional regulators” under the Modernization Act). We also conduct securities underwriting, dealing and brokerage activities primarily through Wachovia Securities, LLC and Wachovia Capital Markets, LLC, which are subject to the regulations of the SEC, the National Association of Securities Dealers, Inc. (the “NASD”) and the NYSE. The operations of our mutual funds also are subject to regulation by the SEC. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. The types of activities in which the foreign branches of WBNA and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

The Wachovia entities that are broker-dealers registered with the SEC are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others and required to keep a substantial portion of its assets in relatively liquid form. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. Broker-dealers are also subject to regulation by state securities regulators in applicable states. Violations of the regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders and the suspension or expulsion from the securities business of a firm, its officers or its employees.

Wachovia entities engaging in our investment management activities are registered as investment advisers with the SEC, and in certain states, some employees are registered as investment adviser representatives. Recent legislative and regulatory scrutiny in the mutual fund industry has increased. This scrutiny has resulted in the adoption of new rules and a number of legislative and regulatory proposals, including SEC rules designed to strengthen existing prohibitions relating to late trading and enhance required disclosure and supervision of market timing policies and pricing and mutual fund sales practices.

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

     International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

The President signed the USA Patriot Act of 2001 into law in October 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The increased obligations of financial institutions, including Wachovia, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

Pursuant to the IMLAFA, Wachovia established anti-money laundering compliance and due diligence programs which include, among other things, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

As noted above, enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance is among the areas receiving a high level of focus in the present environment.

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

     Sarbanes-Oxley

The President signed into law the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, internal controls, executive compensation, and enhanced and timely disclosure of corporate information. The NYSE has also adopted corporate governance rules that have been approved by the SEC. The changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

     Future Legislation

Changes to the laws and regulations (including changes in interpretation or enforcement) in the states and countries where we and our subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition or results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

Additional Information

Additional information related to certain accounting and regulatory matters is set forth on pages 20 through 24, and on pages 48 and 49 in the Annual Report and incorporated herein by reference.

ITEM 2. PROPERTIES.

As of December 31, 2004, we and our subsidiaries owned 2,140 locations and leased 3,952 locations in 49 states, Washington, D.C., Puerto Rico and 34 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as Wachovia’s administrative headquarters, as well as the headquarters of WBNA, Wachovia Mortgage Corporation, Wachovia Capital Markets, LLC, and most of our non-banking subsidiaries. That multi-office complex is used as administrative headquarters for our General Bank, Corporate and Investment Bank, Capital Management and the Parent segments as identified in our Annual Report. Wachovia’s Wealth Management segment, as identified in our Annual Report, has its principal administrative offices in a multi-office complex in Winston-Salem, North Carolina.

Some of our non-banking subsidiaries have principal administrative offices in other cities in the United States. The principal administrative offices of our retail securities brokerage operations are in Richmond, Virginia. The principal administrative offices of our mutual fund operations are in Boston, Massachusetts. The principal administrative offices of our second mortgage servicing operations are in Sacramento, California. Certain of our institutional securities operations are conducted in offices in New York, New York and Baltimore, Maryland. The vast majority of our leased and owned properties are used for our branch banking operations and retail securities brokerage offices. Additional information relating to our lease commitments is set forth in Note 20 on page 123 in the Annual Report and incorporated herein by reference.

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

     Pioneer Litigation. On July 26, 2000, a jury in the Philadelphia County (PA) Court of Common Pleas returned a verdict in the case captioned Pioneer Commercial Funding Corporation v. American Financial Mortgage Corporation, CoreStates Bank, N.A., et al. The verdict against CoreStates Bank, N.A. (“CoreStates”), a predecessor of WBNA, included consequential damages of $13.5 million and punitive damages of $337.5 million. The trial court had earlier directed a verdict against CoreStates for compensatory damages of $1.7 million. The plaintiff, who was not a CoreStates customer, alleged that the sum of $1.7 million, which it claims it owned, was improperly setoff by CoreStates. Upon Wachovia’s motion, the trial court reduced the amount of the punitive damages award to $40.5 million in December 2000. Wachovia believes that numerous reversible errors occurred at the trial, and that the facts do not support the damages awards. In March 2002, the Pennsylvania Superior Court vacated the award of punitive damages, affirmed the awards of consequential and compensatory damages and remanded the case for a new trial on punitive damages. On August 19, 2004, the Pennsylvania Supreme Court reversed the Pennsylvania Superior Court’s judgment and remanded the case to the trial court for an entry of judgment in favor of Wachovia on all counts. The Court denied the plaintiff’s application for re-argument on December 20, 2004.

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

     Mutual Fund Sales Practices. The staff of the Securities and Exchange Commission is currently investigating Wachovia Securities regarding Wachovia Securities’ practices and procedures for the offer and sale of certain mutual funds. Wachovia believes the SEC is reviewing the adequacy of Wachovia Securities’ disclosures regarding revenue sharing arrangements with certain investment companies and Wachovia Securities’ mutual fund sales and distribution practices.

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

     Bluebird Partners, L.P., Litigation. On December 12, 2002, the jury in the Supreme Court of the State of New York, County of New York, returned a verdict against First Fidelity Bank, N.A. New Jersey, a predecessor to WBNA in the case captioned Bluebird Partners, L.P. v. First Fidelity Bank, N.A., et al. The trial court directed a verdict in favor of CoreStates New Jersey National Bank, another predecessor of WBNA. In this action for breach of contract, breach of fiduciary duty, negligence and malpractice, plaintiff alleges that First Fidelity, while serving as indenture trustee for debt certificates issued by Continental Airlines, failed to take the necessary action to protect the value of the collateral after Continental Airlines filed for bankruptcy on December 3, 1990 and that the decline in the value of the collateral during the pendency of the bankruptcy caused plaintiff’s losses. On July 10, 2003, the trial judge granted First Fidelity’s motion to set aside the verdict, holding that the evidence was insufficient to support the verdict. Plaintiff appealed, and on October 7, 2004, the Supreme Court, Appellate Division, First Department reversed the dismissal and reinstated the verdict. On January 13, 2005, the court entered judgment against WBNA in the amount of $32.9 million plus pre- and post-judgment interest at the statutory rate from April 27, 1993. Post-judgment interest continues to accrue at the statutory rate until the judgment is paid. On January 24, 2005, Bluebird filed a notice of appeal of the judgment amount. Wachovia filed a motion for a new trial. In addition, Wachovia believes that numerous reversible errors occurred, and that the evidence was insufficient to support the verdict that First Fidelity’s actions caused Bluebird’s loss. Wachovia has filed a motion for leave to appeal to the Court of Appeals.

     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to revenue sharing, market-timing, late trading and record retention. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, is cooperating with the investigations, and where appropriate, is engaging in discussions to resolve the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate. In connection with one of these investigations, on July 28, 2004, the SEC staff advised Wachovia’s investment advisory subsidiary that the staff is considering recommending to the SEC that it institute an enforcement action against the investment advisory subsidiary, Evergreen Investment Management Company, LLC, and other Evergreen entities. The SEC staff’s proposed allegations relate to (i) an arrangement involving a former Evergreen employee and an individual broker pursuant to which the broker, on behalf of a client, made exchanges to and from a mutual fund during the period December 2000 through April 2003 in excess of the limitations set forth in the mutual fund prospectus, (ii) purchase and sale activity from September 2001 through January 2003 by a former Evergreen portfolio manager in the mutual fund he managed at the time, (iii) the sufficiency of systems for monitoring exchanges and enforcing exchange limitations stated in mutual fund prospectuses, and (iv) the adequacy of e-mail retention practices. In addition, on September 17, 2004, the SEC staff advised Wachovia Securities that the staff is considering recommending to the SEC that it institute an enforcement action against the brokerage subsidiary regarding the allegations described in (i) of the preceding sentence. Wachovia currently is engaged in discussions with the SEC staff regarding the matters described in (i) through (iv) above. Wachovia intends to make a written Wells submission, if it is unable to satisfactorily resolve these matters, explaining why Wachovia believes enforcement action should not be instituted.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 28, 2004, Wachovia held a special meeting of shareholders for the purpose of considering a proposal to approve the plan of merger contained in the Agreement and Plan of Merger, dated as of June 20, 2004, between Wachovia and SouthTrust, providing for the merger of SouthTrust with and into Wachovia. The proposal was approved at the special meeting of shareholders and the following sets forth the vote on the proposal:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
934,884,848	10,929,157	8,155,126	0

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE. Table 6 on page 57 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2004, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2004, there were 185,647 holders of record of the common stock.

In connection with the merger with Legacy Wachovia, holders of shares of Legacy Wachovia common stock elected to receive, in addition to 2 shares of Wachovia common stock, either a one-time $0.48 cash payment or 2 shares of a new class of Wachovia preferred stock. At December 31, 2004, 96,536,312 Wachovia Dividend Equalization Preferred shares (“DEPs”)

were issued in connection with the merger. Because Wachovia paid common stock dividends equal to $1.25 per share in the four quarters of 2003, holders of DEPs are no longer entitled to receive any dividend on the DEPs and Wachovia has ceased to pay any such dividends. The DEPs are not listed on a national securities exchange and have no voting rights.

Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Business — Supervision and Regulation; Payment of Dividends” and in Note 22 on page 130 in the Annual Report and incorporated herein by reference.

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

The rights will not prevent a takeover of Wachovia. The rights, however, may cause substantial dilution to a person or group that acquires 10% or more of common stock unless our board first terminates the rights. Nevertheless, the rights should not interfere with a transaction that is in Wachovia’s and its shareholders’ best interests because the board can terminate the rights before that transaction is completed.

The complete terms of the rights are contained in the Shareholder Protection Rights Agreement. The foregoing description of the rights and the rights agreement is qualified in its entirety by reference to the agreement. A copy of the rights agreement can be obtained upon written request to Wachovia Bank, National Association, 1525 West W.T. Harris Blvd., Charlotte, North Carolina 28288-1153.

Additional information relating to our common stock and the DEPs is set forth in Note 12 on pages 100 through 102 in the Annual Report and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Pursuant to authorizations by our board of directors in 1999 and 2000, Wachovia has repurchased shares of our common stock in private transactions and in open-market purchases. In January 2004, our board of directors authorized the repurchase of an additional 60 million shares of our common stock, which together with remaining authority from the previous board authorizations, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2004, Wachovia repurchased 41.98 million shares of Wachovia common stock in the open market and 752 thousand shares of Wachovia common stock in private transactions at average prices of $49.56 per share and $46.18 per share, respectively. In addition, Wachovia settled equity collar contracts in 2004 representing 5.0 million shares at an average cost of $47.34 per share. Please see “Stockholders’ Equity” in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in 2004. The following table sets forth information about our stock repurchases for the three months ended December 31, 2004.

Issuer Repurchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares Purchased as	Approximate Dollar Value) of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period (1)	Shares Purchased (2)	per Share	Programs (3)	Plans or Programs (3)
Month #1 (October 1, 2004 to October 31, 2004)	5,000,000	$47.34	5,000,000	96,361,564

Month #2 (November 1, 2004 to November 30, 2004)	12,100,000	52.39	12,100,000	84,261,564

Month #3 (December 1, 2004 to December 31, 2004)	8,600,000	53.22	8,600,000	75,661,564

Total	25,700,000	51.68	25,700,000	75,661,564

(1) Based on trade date, not settlement date.

(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: October 2004 — settlement of equity collar contracts with a third party involving the simultaneous sale of put options and call options entered into in the second quarter of 2004: 5.0 million shares; November 2004 — open market repurchases: 12.1 million shares; and December 2004 — open market repurchases: 8.6 million shares.

In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended December 31, 2004, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: October 2004 — 28,862 shares at an average price per share of $48.27; November 2004 — 60,738 shares at an average price per share of $51.68; and December 2004 — 35,780 shares at an average price per share of $53.11.

(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. None of these programs has an expiration date and each respective program will expire upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. As of December 31, 2004, there are no more shares remaining under the May 1999 authorization, approximately 15.7 million shares remaining under the June 2000 authorization and 60 million shares remaining under the January 2004 authorization.

ITEM 6. SELECTED FINANCIAL DATA.

In response to this Item, the information set forth in Table 3 on page 55 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to this Item, the information set forth on pages 17 through 69 in the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In response to this Item, the information set forth on pages 40 through 48 and in Note 4 on page 87, in Note 19 on page 118, and in Note 20 on page 123 in the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In response to this Item, the information set forth in Table 6 on page 57 and on pages 70 through 132 in the Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K, Wachovia maintained effective disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting. Wachovia’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Wachovia’s internal control over financial reporting is under the general oversight of the Board of Directors acting through the Audit Committee, which is composed entirely of independent directors. KPMG LLP, Wachovia’s independent auditors, has direct and unrestricted access to the Audit Committee at all times, with no members of management present, to discuss its audit and any other matters that have come to its attention that may affect Wachovia’s accounting, financial reporting or internal controls. The Audit Committee meets periodically with management, internal auditors and KPMG LLP to determine that each is fulfilling its responsibilities and to support actions to identify, measure and control risk and augment internal control over financial reporting. Internal control over financial reporting, however, cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.

Under the supervision and with the participation of management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, Wachovia conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s report on internal control over financial reporting is set forth on page 70 in Wachovia’s 2004 Annual Report, which is included as Exhibit 13 to this Annual Report of Form 10-K, and is incorporated herein by reference. Management’s assessment of the effectiveness of Wachovia’s internal control over financial reporting has been audited by KPMG LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 71 in Wachovia’s 2004 Annual Report and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

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

G. Kennedy Thompson (54). Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999. Previously, Chairman, from March 2001 to September 2001, and Vice Chairman, from October 1998 to December 1999. Also, a director of Wachovia.

David M. Carroll (47). Senior Executive Vice President, since September 2001. Previously, Executive Vice President and Chief E-Commerce Officer, from May 1999 to September 2001, and President and CEO, First Union-Florida, from January 1998 to May 1999.

Stephen E. Cummings (49). Senior Executive Vice President, since February 2002. Previously, Senior Vice President of Wachovia Securities, Inc. (formerly named First Union Securities, Inc.) and Co-Head, Corporate and Investment Bank, from January 2000 to February 2002, and Co-Head, Investment Banking from January 1999 to December 1999.

Jean E. Davis (49). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Wachovia Operational Services, from February 1999 to September 2001, and Human Resources Director, from February 1998 to February 1999.

Benjamin P. Jenkins, III (60). Senior Executive Vice President, since September 2001. Previously, Vice Chairman, from August 1999 to September 2001, President, First Union-Florida, from June 1999 to August 1999, and President, First Union-VA/MD/DC, prior to June 1999.

Robert P. Kelly (51). Senior Executive Vice President and Chief Financial Officer, since September 2001. Previously, Executive Vice President and Chief Financial Officer, from November 2000 to September 2001, Vice Chairman-Group Office of Toronto Dominion Bank from February 2000 to July 2000, and Vice Chairman-Retail Banking from 1997 to February 2000.

Stanhope A. Kelly (47). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President, from January 2000 to September 2001, and Senior Vice President, prior to January 2000, Legacy Wachovia.

Wallace D. Malone, Jr. (68). Vice Chairman, since November 1, 2004. Previously, Chairman, Chief Executive Officer and President, SouthTrust Corporation, prior to November 1, 2004. Also, a director of Wachovia since November 1, 2004.

Shannon W. McFayden (44). Senior Executive Vice President, since February 2004. Previously, Executive Vice President, Director Community Affairs, from December 2003 to February 2004, Senior Vice President, Director of Community Affairs, from September 2001 to December 2003, Senior Vice President, Director of Human Resources Performance Consulting, from January 2001 to September 2001, and Senior Vice President, Director of Human Resources Relationship Teams, prior to January 2001.

Mark C. Treanor (58). Senior Executive Vice President, Secretary and General Counsel, since September 2001. Previously, Executive Vice President, Secretary and General Counsel, from August 1999 to September 2001, and Senior Vice President and Senior Deputy General Counsel, August 1998 to August 1999.

Donald K. Truslow (46). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President and Chief Risk Officer, from August 2000 to September 2001, and Comptroller and Treasurer, prior to August 2000, Legacy Wachovia.

Paul G. George and Donald A. McMullen, Jr. each served as Senior Executive Vice President and an executive officer prior to their respective retirements in December 2004. In addition to the foregoing, the information set forth in the Proxy Statement under the headings “General Information and Nominees”, “Board Matters — Committee Structure; Audit Committee”, “Corporate Governance Policies and Practices — Code of Conduct & Ethics”, and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Other Matters Relating to Executive Officers and Directors” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

In response to this Item, the information set forth in the Proxy Statement under the headings “Corporate Governance Policies and Practices — Compensation of Directors”, “Executive Compensation”, “Employment Contracts”, and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

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

The following table gives information as of December 31, 2004 with respect to shares of our common stock that may be issued under existing stock incentive plans. The table does not include information with respect to shares subject to outstanding options granted under certain stock incentive plans assumed by Wachovia in connection with mergers and acquisitions of companies that originally granted those options, including SouthTrust. Footnote (5) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2004, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities reflected
Plan category	and rights	and rights	in column (a)) (1)
Equity compensation plans approved by stockholders (2)	86,332,111	$39.45	103,599,546	(3)
Equity compensation plans not approved by stockholders (4)	11,710,348	$35.96	0
Total	98,042,459	$39.03	103,599,546

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

(2) Consists of (A) the 2003 Plan which is currently in effect, and (B) Wachovia’s 1998 Stock Incentive Plan, 1996 Master Stock Compensation Plan and 1992 Master Stock Compensation Plan, each of which was approved by stockholders; however, following adoption of the 2003 Plan, Wachovia cannot make new stock awards under these plans. As of December 31, 2004, a total of 51,712,174 shares of Wachovia common stock were issuable upon the exercise of outstanding options under the plans set forth in (B) of the preceding sentence and the weighted average exercise price of those outstanding options is $38.61 per share. In 2004, Wachovia’s 1999 Employee Stock Plan, approved by shareholders at our 1998 annual shareholders’ meeting, expired. Any unexercised options in that plan lapsed on September 30, 2004.

(3) Represents only shares available for issuance under the 2003 Plan.

(4) Consists of the 2001 Stock Incentive Plan, the Employee Retention Stock Plan and the Legacy Wachovia Stock Plan, each discussed below under “Material Features of Stock Plans Not Approved by Stockholders”.

(5) The table does not include information for stock incentive plans Wachovia assumed in connection with mergers and acquisitions of the companies that originally established those plans, except for the Legacy Wachovia Stock Plan. As of December 31, 2004, a total of 38,693,211 shares of common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $31.31 per share. No additional options may be granted under those assumed plans.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In response to this Item, the information set forth in the Proxy Statement in the table and footnotes under the heading “Proposal to Ratify the Appointment of Auditors — Fees Paid to Independent Auditors” and under the heading “Proposal to Ratify the Appointment of Auditors — Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Our consolidated financial statements, including the notes thereto and independent auditors’ report thereon, are set forth on pages 70 through 132 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

Date: March 1, 2005
	By:	/s/ DAVID M. JULIAN

DAVID M. JULIAN
EXECUTIVE VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURE	CAPACITY

G. KENNEDY THOMPSON* G. KENNEDY THOMPSON	Chairman, President, Chief Executive Officer and Director
ROBERT P. KELLY* ROBERT P. KELLY	Senior Executive Vice President and Chief Financial Officer
DAVID M. JULIAN* DAVID M. JULIAN	Executive Vice President and Corporate Controller (Principal Accounting Officer)
JOHN D. BAKER, II* JOHN D. BAKER, II	Director
JAMES S. BALLOUN* JAMES S. BALLOUN	Director
ROBERT J. BROWN* ROBERT J. BROWN	Director
PETER C. BROWNING* PETER C. BROWNING	Director
JOHN T. CASTEEN, III* JOHN T. CASTEEN, III	Director
WILLIAM H. GOODWIN, JR.* WILLIAM H. GOODWIN, JR	Director
ROBERT A. INGRAM* ROBERT A. INGRAM	Director
DONALD M. JAMES* DONALD M. JAMES	Director
WALLACE D. MALONE, JR.* WALLACE D. MALONE, JR.	Vice Chairman and Director
MACKEY J. MCDONALD	Director
JOSEPH NEUBAUER* JOSEPH NEUBAUER	Director

SIGNATURE	CAPACITY

LLOYD U. NOLAND, III* LLOYD U. NOLAND, III	Director
VAN L. RICHEY* VAN L. RICHEY	Director
RUTH G. SHAW* RUTH G. SHAW	Director
LANTY L. SMITH* LANTY L. SMITH	Director
JOHN C. WHITAKER, JR.* JOHN C. WHITAKER, JR	Director
DONA DAVIS YOUNG* DONA DAVIS YOUNG	Director

*By Mark C. Treanor, Attorney-in-Fact

/s/ MARK C. TREANOR
MARK C. TREANOR

Date: March 1, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION
(3)(a)	Restated Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit(3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit(3)(b) to Wachovia’s. 2002 Annual Report on Form 10-K.

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit(3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.

(3)(d)	Bylaws of Wachovia, as amended.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(4)(a)	Instruments defining the rights of the holders of Wachovia’s long-term debt.	*

(4)(b)	Wachovia’s Shareholder Protection Rights Agreement.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Current Report on Form 8-K dated December 20, 2000.

(10)(a)	Wachovia’s Deferred Compensation Plan for Officers.	Incorporated by reference to Exhibit (10)(b) to Legacy First Union’s 1988 Annual Report on Form 10-K.

(10)(b)	Wachovia’s Deferred Compensation Plan for Non-Employee Directors, as amended.	Incorporated by reference to Exhibit (10)(c) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(c)	Wachovia’s Contract Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1997 Annual Report on Form 10-K.

(10)(d)	Wachovia’s Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia’s Current Report on Form 8-K dated January 5, 2005.

(10)(e)	Wachovia’s 1992 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.

(10)(f)	Wachovia’s Elective Deferral Plan.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Registration Statement No. 33-60913.

(10)(g)	Wachovia’s 1996 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (10) Legacy First Union’s 1996 First Quarter Report on Form 10-Q.

(10)(h)	Wachovia’s 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(i)	Employment Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(q) to Legacy First Union’s 1999 Annual Report on Form 10-K.

(10)(j) `	Amendment No. 1 to Employment Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit(10)(l) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(k)	Employment Agreements between Wachovia and Benjamin P. Jenkins, III, Donald A. McMullen, Jr., and Stephen E. Cummings.	Incorporated by reference to Exhibit (10) o Wachovia’s 2002 Second Quarter Report on Form 10-Q.

(10)(l)	Employment Agreement between Wachovia and Robert P. Kelly.	Incorporated by reference to Exhibit (10)(n) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(m)	Employment Agreement between Wachovia and David M. Carroll.	Filed herewith.

(10)(n)	Form of Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit(10)(m) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(o)	Wachovia’s Senior Management Incentive Plan.	Incorporated by reference to Exhibit(10)(t) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(p)	Form of Senior Executive Retirement Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.15 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.

(10)(q)	Wachovia’s Senior Management Incentive Plan,as amended.	Incorporated by reference to Exhibit 10.4 to Legacy Wachovia’s 1999 Second Quarter Report on Form 10-Q.

(10)(r)	Wachovia’s Amended and Restated Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.2 to Legacy Wachovia’s 2000 First Quarter Report on Form 10-Q.

EXHIBIT NO.	DESCRIPTION	LOCATION
(10)(s)	Wachovia’s 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(t)	Wachovia’s Stock Plan, as amended and restated.	Incorporated by reference to Exhibit 10.23 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(u)	Wachovia’s Executive Long-Term Disability Income Plan.	Incorporated by reference to Exhibit 10.34 to Legacy Wachovia’s 1997 Annual Report on Form 10-K.

(10)(v)	Form of Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.39 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(w)	Form of Non-Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.40 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(x)	Form of Split Dollar Life Insurance Agreement between Wachovia and G. Kennedy Thompson, Benjamin P. Jenkins, III, Donald A. McMullen, Jr. and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ee) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(y)	Wachovia’s Employee Retention Stock Plan.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(z)	Wachovia’s Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(aa)	Wachovia’s 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia’s 2003 First Quarter Report on Form 10-Q.

(10)(bb)	Employment Agreement between Wachovia and W. Barnes Hauptfuhrer.	Incorporated by reference to Exhibit (10)(ee) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(cc)	Split-Dollar Life Insurance Termination Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(dd)	Insurance Bonus Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(ee)	Form of Split-Dollar Life Insurance Termination Agreement between Wachovia and certain Executive Officers of Wachovia, including Donald A. McMullen and David M. Carroll.	Incorporated by reference to Exhibit (10)(hh) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(ff)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Donald A. McMullen, Jr., W. Barnes Hauptfuhrer, Robert P. Kelly and Stephen E. Cummings.	Incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(gg)	Split-Dollar Insurance Special Election Form between Wachovia and Benjamin P. Jenkins, III.	Incorporated by reference to Exhibit (10)(jj) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(hh)	SouthTrust Corporation Long-Term Incentive Plan.	Incorporated by reference to Exhibit 2 to SouthTrust’s 2000 Proxy Statement on Schedule 14A, filed March 10, 2000.

(10)(ii)	SouthTrust Corporation Amended and Restated Senior Officer Performance Incentive Plan.	Incorporated by reference to Appendix B to SouthTrust’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004.

(10)(jj)	SouthTrust Corporation Performance Incentive Retirement Benefit Plan.	Incorporated by reference to Exhibit (10)(d) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(kk)	Amended and Restated SouthTrust Corporation Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(e) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(ll)	SouthTrust Corporation Enhanced Retirement Benefit Plan.	Incorporated by reference to Exhibit (10)(f) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(mm)	SouthTrust Corporation Wallace D. Malone, Jr., Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(g) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(nn)	Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(h) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(oo)	SouthTrust Corporation Wallace D. Malone, Jr., Second Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(i) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(pp)	Amended and Restated Employment Agreement for Wallace D. Malone, Jr.	Incorporated by reference to Exhibit (10)(n) to SouthTrust’s 2001 Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION	LOCATION
(10)(qq)	SouthTrust Corporation Executive Management Retirement Plan.	Incorporated by reference to Exhibit (10)(a) to SouthTrust’s 2002 First Quarter Report on Form 10-Q.

(10)(rr)	SouthTrust Corporation 2004 Long-Term Incentive Plan.	Incorporated by reference to Appendix C to SouthTrust’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004.

(10)(ss)	Form of stock award agreements for Executive Officers of Wachovia.	Filed herewith.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Filed herewith.

(13)	Wachovia’s 2004 Annual Report to Stockholders.**	Filed herewith.

(21)	List of Wachovia’s subsidiaries.	Filed herewith.

(23)	Consent of KPMG LLP.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	We agree to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries’ long-term debt.

**	Except for those portions of the Annual Report that are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the SEC only and is not to be deemed “filed” as part of this Form 10-K.