Form 10-Q
period 2005-06-30
WACHOVIA CORP NEW
filed 2005-08-04
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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
1,577,341,830 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of June 30, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-10
EX-12(A)
EX-12(B)
EX-19
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I — FINANCIAL INFORMATION
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

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at June 30, 2005, and December 31, 2004, respectively, set forth on page 62 of Wachovia’s Second Quarter 2005 Financial Supplement for the six months ended June 30, 2005 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and six months ended June 30, 2005 and 2004, set forth on page 63 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the six months ended June 30, 2005 and 2004, set forth on page 64 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 65 through 75 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 60 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 21 through 23, pages 67 and 68, and pages 72 through 74 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2004 and in Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
     Mutual Fund Sales Practices. Various securities regulators are currently investigating Wachovia Securities regarding Wachovia Securities’ practices and procedures for the offer and sale of certain mutual funds. Wachovia believes the regulators are reviewing the adequacy of Wachovia Securities’ disclosures regarding revenue sharing arrangements with certain investment companies and Wachovia Securities’ mutual fund sales and distribution practices.
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
     In addition, certain affiliates of Wachovia, together with numerous other financial services companies, have been named in several private civil actions by investors in Adelphia debt and/or equity securities, alleging among other claims, misstatements in connection with Adelphia securities offerings between 1997 and 2001. Wachovia affiliates acted as an underwriter in certain of those securities offerings, as agent and/or lender for certain Adelphia credit facilities, and as a provider of Adelphia’s treasury/cash management services. These complaints, which seek unspecified damages, have been consolidated in the United States District Court for the Southern District of New York. In separate orders entered in May and July 2005, the District Court dismissed a number of the securities law claims asserted against Wachovia, leaving some securities law claims pending. Wachovia still has a pending motion to dismiss with respect to these claims.
     Bluebird Partners, L.P., Litigation. On December 12, 2002, the jury in the Supreme Court of the State of New York, County of New York, returned a verdict against First Fidelity Bank, N.A. New Jersey, a predecessor to WBNA in the case captioned Bluebird Partners, L.P. v. First Fidelity Bank, N.A., et al. The trial court directed a verdict in favor of CoreStates New Jersey National Bank, another predecessor of WBNA. In this action for breach of contract, breach of fiduciary duty, negligence and malpractice, plaintiff alleges that First Fidelity, while serving as indenture trustee for debt certificates issued by Continental Airlines, failed to take the necessary action to protect the value of the collateral after Continental Airlines filed for bankruptcy on December 3, 1990 and that the decline in the value of the collateral during the pendency of the bankruptcy caused plaintiff’s losses. On July 10, 2003, the trial judge granted First Fidelity’s motion to set aside the verdict, holding that the evidence was insufficient to support the verdict. Plaintiff appealed, and on October 7, 2004, the Supreme Court, Appellate Division, First Department reversed the dismissal and reinstated the verdict. On January 13, 2005, the court entered judgment against WBNA in the amount of $32.9 million plus pre- and post-judgment interest at the statutory rate from April 27, 1993. Post-judgment interest continues to accrue at the statutory rate until the judgment is paid. On January 24, 2005, Bluebird filed a notice of appeal of the judgment amount. Wachovia filed a motion for a new trial. In addition, Wachovia believes that numerous reversible errors occurred, and that the evidence was insufficient to support the verdict that First Fidelity’s actions caused Bluebird’s loss. Wachovia’s motion for leave to appeal to the Court of Appeals from the October 7 Appellate Division order was denied. The trial court denied Wachovia’s motion requesting the trial court to rule on its motion for a new trial on the ground that the motion for a new trial had been decided by the Appellate Division’s October 7 order. Wachovia has appealed from both the motion for a new trial as well as from the final verdict in favor of plaintiff.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2004, Wachovia repurchased 41.98 million shares of Wachovia common stock in the open market and 752 thousand shares of Wachovia common stock in private transactions at average prices of $49.56 per share and $46.18 per share, respectively. In addition, Wachovia settled equity collar contracts in 2004 representing 5.0 million shares at an average cost of $47.34 per share. Please see “Stockholders’ Equity” beginning on page 20 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the second quarter of 2005. The following table sets forth information about our stock repurchases for the three months ended June 30, 2005.
Issuer Repurchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average Price	as Part of	that May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased Under the
Period (1)	Shares Purchased (2)	per Share	Plans or Programs (3)	Plans or Programs (3)
April 1, 2005 to April 30, 2005	2,900,000	$50.33	2,900,000	52,383,564
May 1, 2005 to May 31, 2005	1,555,000	51.74	1,555,000	50,828,564
June 1, 2005 to June 30, 2005	400,000	50.98	400,000	50,428,564

Total	4,855,000	$50.84	4,855,000	50,428,564

(1) Based on trade date, not settlement date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: April 2005 — open market repurchases: 2.9 million shares; May 2005 — open market repurchases: 1.55 million shares; and June 2005 — open market repurchases: 0.4 million shares.
In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended June 30, 2005, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: April 2005 — 6,095 shares at an average price per share of $51.27; May 2005 — 33,526 shares at an average price per share of $51.76; and June 2005 — 25,562 shares at an average price per share of $50.54.
(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. As of June 30, 2005, there are no more shares remaining under the May 1999 and June 2000 authorizations, and approximately 50.4 million shares remaining under the January 2004 authorization.
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits.

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(10)	Schedule of fees payable to the non-employee members of Wachovia’s board of directors.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2005 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.
     (b) Reports on Form 8-K.
     During the quarter ended June 30, 2005, Wachovia filed the following Current Reports on Form 8-K with the Commission:

•	Current Report on Form 8-K dated April 15, 2005, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s first quarter 2005 earnings results.

•	Current Report on Form 8-K dated May 2, 2005, reporting Item 1.01, relating to (i) the establishment of Wachovia’s Executive Severance Pay Plan, which is available to certain executive officers of Wachovia, (ii) the amendment of the SouthTrust Corporation Supplemental Retirement Benefit Plan and the SouthTrust Corporation Deferred Compensation Plan, in each case which is available to certain executive officers of Wachovia who were former employees of SouthTrust Corporation, and (iii) the establishment of performance goals for Wachovia for 2005 under Wachovia’s 2003 Stock Incentive Plan for Wachovia’s executive officers.

•	Current Report on Form 8-K dated June 21, 2005, reporting Item 1.01, relating to an increase in the fees payable to Wachovia’s non-employee members of its board of directors effective August 1, 2005.
In addition, Wachovia filed the following Current Report on Form 8-K with the Commission:
•	Current Report on Form 8-K dated July 19, 2005, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s second quarter 2005 earnings results.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation

Date: August 4, 2005

	By:	/s/ David M. Julian David M. Julian Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(10)	Schedule of fees payable to the non-employee members of Wachovia’s board of directors.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2005 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.