Form 10-Q
period 2005-09-30
WACHOVIA CORP NEW
filed 2005-11-04
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
1,553,469,283 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of September 30, 2005.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 6.Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-(12)(A)
EX-(12)(B)
EX-(19)
EX-(31)(A)
EX-(31)(B)
EX-(32)(A)
EX-(32)(B)

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger (including divestitures related thereto) between Wachovia and SouthTrust Corporation (the “SouthTrust Merger”) completed on November 1, 2004, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the SouthTrust Merger, (ii) statements relating to the benefits of the proposed merger among Wachovia, Westcorp and WFS Financial Inc (the “Westcorp Merger” and together with the SouthTrust merger, the “Mergers”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Westcorp Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).
The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia and SouthTrust in connection with the SouthTrust Merger or the businesses of Wachovia, Westcorp and WFS Financial Inc in connection with the Westcorp Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Mergers may not be fully realized or realized within the expected time frame; (3) revenues following the Mergers may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Mergers, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s non-interest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.
Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2005, and December 31, 2004, respectively, set forth on page 63 of Wachovia’s Third Quarter 2005 Financial Supplement for the nine months ended September 30, 2005 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and nine months ended September 30, 2005 and 2004, set forth on page 64 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2005 and 2004, set forth on page 65 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 66 through 76 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 27 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 22 through 24, pages 68 and 69, and pages 73 through 75 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2004, in Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, and in Wachovia’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.
     Mutual Fund Sales Practices. Securities regulators are currently investigating Wachovia Securities and Evergreen Investment Services, Inc. regarding practices and procedures for the offer and sale of certain mutual funds. Wachovia believes the regulators are reviewing the adequacy of Wachovia Securities’ disclosures regarding revenue sharing arrangements with certain investment companies and has been advised that they are investigating Wachovia Securities’ and Evergreen Investment Services’ mutual fund sales and distribution practices.
     Adelphia Litigation. Certain Wachovia affiliates are defendants in an adversary proceeding pending in the United States Bankruptcy Court for the Southern District of New York related to the bankruptcy of Adelphia Communications Corporation (“Adelphia”). The Official Committee of Unsecured Creditors in that bankruptcy case has filed an adversary proceeding on behalf of Adelphia against over 300 financial services companies, including the Wachovia affiliates. The complaint asserts claims against the defendants under state law, bankruptcy law and the Bank Holding Company Act and seeks equitable relief and an unspecified amount of compensatory and punitive damages. The Official Committee of Equity Security Holders has sought leave to intervene in that complaint and sought leave to bring additional claims against certain of the financial services companies, including the Wachovia affiliates, including additional federal and state claims. On August 30, 2005, the bankruptcy court granted the creditors’ committee and the equity holders’ committee standing to proceed with their claims. Wachovia and other defendants have filed motions to dismiss the complaints.
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
     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to revenue sharing (including directed brokerage), market-timing, late trading, sales practices and record retention. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, is cooperating with the investigations, and where appropriate, is engaging in discussions to resolve the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     As previously reported by Wachovia under this Item 2 in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, on August 30, 2002, Wachovia acquired Cameron M. Harris & Company (“CMH”), and in connection with the acquisition issued shares of Wachovia common stock to the stockholders of CMH in exchange for their shares of CMH common stock. On August 30, 2005, Wachovia issued an aggregate of 71,948 shares of Wachovia common stock to the former stockholders of CMH as additional contingent consideration representing the final contingent payment in connection with the CMH acquisition. The shares of Wachovia common stock were issued and sold pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended, as a result of the approval of the terms of the issuance of the shares by an appropriate governmental authority following a fairness hearing.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2004, Wachovia repurchased 41.98 million shares of Wachovia common stock in the open market and 752 thousand shares of Wachovia common stock in private transactions at average prices of $49.56 per share and $46.18 per share, respectively. In addition, Wachovia settled equity collar contracts in 2004 representing 5.0 million shares at an average cost of $47.34 per share. Please see “Stockholders’ Equity” beginning on page 21 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the third quarter of 2005. The following table sets forth information about our stock repurchases for the three months ended September 30, 2005.

Issuer Repurchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average Price	as Part of	that May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased Under the
Period (1)	Shares Purchased (2)	per Share	Plans or Programs (3)	Plans or Programs (3)
July 1, 2005 to July 31, 2005	11,231,300	$49.80	11,231,300	39,197,264
August 1, 2005 to August 31, 2005	12,199,100	49.64	12,199,100	126,998,164
September 1, 2005 to September 30, 2005	2,500,000	51.16	2,500,000	124,498,164

Total	25,930,400	$49.86	25,930,400	124,498,164

(1) Based on trade date, not settlement date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: July 2005 — open market repurchases: 8,731,300 shares, and settlement of equity collar contracts with a third party involving the simultaneous sale of put options and call options entered into in 2004: 2,500,000 shares; August 2005 — open market repurchases: 9,699,100 shares, and settlement of equity collar contracts with a third party involving the simultaneous sale of put options and call options entered into in 2004: 2,500,000 shares; and September 2005 — settlement of equity collar contracts with a third party involving the simultaneous sale of put options and call options entered into in 2004: 2,500,000 shares.
In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended September 30, 2005, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: July 2005 — 8,548 shares at an average price per share of $49.99; August 2005 — 15,351 shares at an average price per share of $50.16; and September 2005 — 7,094 shares at an average price per share of $49.82.
(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. As of September 30, 2005, there are no more shares remaining under the May 1999 and June 2000 authorizations, approximately 24.5 million shares remaining under the January 2004 authorization, and 100 million shares remaining under the August 2005 authorization.

Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits.

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2005 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.
     (b) Reports on Form 8-K.
     During the quarter ended September 30, 2005, Wachovia filed the following Current Reports on Form 8-K with the Commission:
•	Current Report on Form 8-K dated July 19, 2005, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s second quarter 2005 earnings results.

•	Current Report on Form 8-K dated August 16, 2005, reporting Item 8.01, relating to (i) an increase in the amount of the quarterly dividend payable to holders of Wachovia common stock, and (ii) the authorization by Wachovia’s board of directors to repurchase 100 million shares of Wachovia common stock, in addtion to amounts previously authorized by the board of directors.

•	Current Report on Form 8-K dated September12, 2005, reporting Item 8.01, relating to the announcement of Wachovia’s pending acquisition of Westcorp and WFS Financial Inc.
In addition, Wachovia filed the following Current Report on Form 8-K with the Commission:
•	Current Report on Form 8-K dated October 17, 2005, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s third quarter 2005 earnings results.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation
Date: November 4, 2005	By:	/s/ David M. Julian
David M. Julian
Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2005 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.