Form 10-K
period 2005-12-31
WACHOVIA CORP NEW
filed 2006-02-28
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended December 31, 2005
Commission file number 1-10000
WACHOVIA CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0898180
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE WACHOVIA CENTER
CHARLOTTE, NC	28288-0013
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (704) 374-6565
Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $3.33 1/3 par value (including attached rights)	New York Stock Exchange, Inc. (the “NYSE”)
5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities	NYSE
fully and unconditionally guaranteed by Wachovia Corporation
Commodity-Linked Notes due November 3, 2008	NYSE
Commodity-Linked Notes due August 6, 2009	NYSE

See full list of securities listed on the American Stock Exchange on the page directly following this cover page
Securities registered pursuant to Section 12(g) of the Exchange Act:
TITLE OF EACH CLASS
Dividend Equalization Preferred shares, no par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑               Accelerated filer ☐                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2005, the last business day of the registrant’s completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $77.8 billion.
As of January 31, 2006, there were 1,551,647,636 shares of the registrant’s common stock outstanding, $3.33 1/3 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K
	INCORPORATED DOCUMENTS	WHERE INCORPORATED IN FORM 10-K
1.	Certain portions of the Corporation’s Annual Report to	Part I — Items 1 and 2; Part II — Items 5, 6, 7, 7A, 8 and 9A; and
	Stockholders for the year ended December 31, 2005 (“Annual Report”).	Part IV — Item 15.

2.	Certain portions of the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2006 (“Proxy Statement”).	Part III — Items 10, 11, 12, 13 and 14.

Securities registered pursuant to Section 12(b) of the Exchange Act and listed on the American Stock Exchange are as follows:
Participating Index Notes (PINS) TEES Targeted Efficient Equity Securities Linked to the S&P 500® Index due August 19, 2009; Trigger CAPITALS (Covered Asset ParticIpation Target exchAngeabLe Securities) Linked to the S&P 500® Composite Stock Price Index due December 8, 2008; LUNARS (Leveraged Upside iNdexed Accelerated Return Securities) Linked to the Nasdaq 100® Index due April 26, 2006; ASTROS (ASseT Return Obligation Securities) Linked to the Nikkei 225® Index Due March 2, 2010; ASTROS (ASseT Return Obligation Securities) Linked to a Global Basket of Indices due February 2, 2010; ASTROS (ASseT Return Obligation Securities) Linked to the Dow Jones Global Titans 50 Index due March 3, 2010; LUNARS (Leveraged Upside iNdexed Accelerated Return Securities) Linked to the S&P 500® Composite Stock Price Index due September 5, 2006; Trigger CAPITALS (Covered Asset ParticIpation Target exchAngeabLe Securities) Linked to the Common Stock of CONSOL Energy Inc. due March 7, 2006; Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of Nabors Industries Ltd. due April 25, 2006; ASTROS (ASseT Return Obligation Securities) Linked to the Global Equity Basket (Series 2005-2) due May 5, 2010; Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of Lyondell Chemical Company due June 1, 2006; LUNARS (Leveraged Upside iNdexed Accelerated Return Securities) Linked to the S&P 500® Composite Stock Price Index due December 4, 2006; Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of Phelps Dodge Corporation due June 14, 2006; Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of eBay Inc. due July 28, 2006; Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of ImClone Systems Incorporated due August 4, 2006; Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of Cheasapeake Energy Corporation due September 1, 2006; Trigger CAPITALS(sm) (Covered Asset PartIcipation TArget exchangeabLe Securities) Linked to the Common Stock of Sunoco, Inc. due November 1, 2006; LUNARS (Leveraged Upside iNdexed Accelerated Return Securities) Linked to the Nikkei 225® Index due April 30, 2007; Exchangeable Notes Linked to the Common Stock of Three Oil Industry Companies due December 15, 2010; Enhanced Yield Securities Linked to the Common Stock of Newmont Mining Corporation due December 1, 2006; Enhanced Yield Securities Linked to the Common Stock of Chesapeake Energy Corporation due December 30, 2006; Enhanced Yield Securities Linked to the Common Stock of Halliburton Company due December 30, 2006; Enhanced Yield Securities Linked to the Common Stock of Google Inc. due February 1, 2007.

PART I
Wachovia Corporation (formerly named First Union Corporation, “Wachovia”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia’s filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to stockholders and in other Wachovia communications. These statements relate to future, not past, events.
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business, including without limitation, (i) statements relating to the benefits of the merger (including divestitures related thereto) between Wachovia and SouthTrust Corporation (the “SouthTrust Merger”) completed on November 1, 2004, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the SouthTrust Merger, (ii) statements relating to the benefits of the proposed merger among Wachovia, Westcorp and WFS Financial Inc (the “Westcorp Merger” and together with the SouthTrust merger, the “Mergers”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Westcorp Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control. Actual results may differ from those set forth in the forward-looking statements.
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
Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 21 through 27 and in Note 14 on pages 95 through 97 in the Annual Report and incorporated herein by reference. Information relating to Wachovia Corporation only is set forth in Note 22 on pages 120 through 122 in the Annual Report and incorporated herein by reference.
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
     Interstate Banking
The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “IBBEA”) authorized interstate acquisitions of banks and bank holding companies without geographic limitation. Under IBBEA a bank holding company cannot make an interstate acquisition of a bank if, as a result, it would control more than 10% of the total United States insured depository deposits and more than 30% or the applicable state law limit of deposits in that state.

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
Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2005, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $4.0 billion to us during 2006. This amount is not necessarily indicative of amounts that may be available in future periods. In 2005, our subsidiaries paid $4.1 billion in cash dividends to us.
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
     Capital Requirements
Federal banking regulators have adopted risk-based capital and leverage guidelines that require that our capital-to-assets ratios meet certain minimum standards. Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles (“tier 1 capital”). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“tier 2 capital”, and together with tier 1 capital, “total capital”). At December 31, 2005, our tier 1 capital and total capital ratios were 7.50% and 10.82%, respectively.
In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2005, was 6.12%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.
Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller or other applicable regulatory agency. Neither the Comptroller nor such applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 16 on page 58 in the Annual Report and incorporated herein by reference.
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
Changes to the risk-based capital regime are frequently proposed or implemented. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee, which is comprised of bank supervisors and central banks from the major industrialized countries, issued its Capital Accord in 1988 to achieve convergence in the capital regulations applicable to internationally active banking organizations. The Basel Committee issued a proposed replacement for the Capital Accord in January 2001, and, subsequently, it issued a number of working papers supplementing various aspects of that replacement (the “New Accord”). Based on these documents, the New Accord would adopt a three-pillar framework for addressing capital adequacy. These pillars would include minimum capital requirements, more emphasis on supervisory assessment of capital adequacy and greater reliance on market discipline. Under the New Accord, minimum capital requirements would be more differentiated based upon perceived distinctions in creditworthiness. Such requirements would be based either on ratings assigned by rating agencies or, in the case of a banking organization that met certain supervisory standards, on the organization’s internal credit ratings. The minimum capital requirements in the New Accord would also include a separate capital requirement for operational risk. In August 2003, U.S. federal banking regulators issued an Advance Notice of Proposed Rulemaking addressing the implementation of the New Accord in the U.S., which contemplates requiring all U.S. banking institutions with over $250 billion in assets (including Wachovia) to implement the advanced approaches for measuring risk under the New Accord on a mandatory basis. In June 2004, the Basel Committee published new international guidelines for calculating regulatory capital. Under these Basel II capital standards, we will be required to calculate regulatory capital under the New Accord, in parallel with the existing capital rules beginning in 2008. In 2009, we will calculate regulatory capital solely under the New Accord, subject to certain required minimum levels.
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
     Prompt Corrective Action
The FDIA, among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five tiers for FDIC-insured banks: (i) “well capitalized” if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2005, all of our deposit-taking subsidiary banks had capital levels that qualify them as being “well capitalized” under those regulations.
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
The Wachovia entities that are broker-dealers registered with the SEC are subject to, among other things, net capital rules designed to measure the general financial condition and liquidity of a broker-dealer. Under these rules, these entities are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others and required to keep a substantial portion of their assets in relatively liquid form. Broker-dealers are also subject to other regulations covering their business operations, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of client funds and securities, capital structure, record-keeping and the conduct of directors, officers and employees. Broker-dealers are also subject to regulation by state securities regulators in applicable states. Violations of the regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders and the suspension or expulsion from the securities business of a firm, its officers or its employees.
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
Additional Information
Additional information related to certain accounting and regulatory matters is set forth on pages 17 through 19, and on pages 40 and 42 in the Annual Report and incorporated herein by reference.

ITEM 1A.	RISK FACTORS.
An investment in Wachovia’s securities may involve risks due to the nature of the businesses we engage in and activities related to those businesses. The following are the most significant risks associated with those businesses or activities:
     Business risk. Wachovia’s business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Wachovia’s diversified businesses are subject to a wide range of competition, ranging from smaller community banking institutions, financial advisors and investment advisors to large, diversified, multi-national financial services providers. Risks associated with our business model include:
•	the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers;

•	the willingness of customers to accept third party products marketed by Wachovia;

•	the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	technological changes; and

•	changes in consumer spending and saving habits.
     Credit risk. Wachovia is one of the nation’s largest lenders, and the credit quality of our portfolio can have a significant impact on our earnings. Credit risk is the risk of loss due to adverse changes in a borrower’s ability to meet its financial obligations under agreed upon terms. Risks associated with our credit quality include:
•	the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; and

•	adverse changes in the financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans.

     Market risk. Wachovia’s businesses are subject to market risk. The components of market risk are interest rate risk inherent in our balance sheet, price risk in our principal investing portfolio and market value risk in our trading portfolios. Risks associated with managing market risk include:
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations; and

•	adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities.
     Operational risk. Operational risk is the risk of loss from inadequate or failed internal processes, people and systems or from external events. Risks associated with operational risk include:
•	unanticipated regulatory or judicial proceedings or rulings;

•	matters impacting our business or ethical reputation;

•	the impact of changes in accounting principles;

•	the impact on Wachovia’s businesses of various domestic or international military or terrorist activities or conflicts; and

•	Wachovia’s success at managing all of these risks.
     Acquisitions and divestitures. When consistent with our overall business strategy, we may consider disposing of certain assets, branches, subsidiaries or lines of business. We continue to routinely explore acquisition opportunities in areas that would complement our core businesses, and frequently conduct due diligence activities in connection with possible acquisitions. As a result, acquisition discussions and, in some cases, negotiations frequently take place and future acquisitions involving cash, debt or equity securities could occur. In the event Wachovia engages in acquisitions or divestitures, there are risks involved. Risks associated with acquisitions and divestitures include:
•	the risk that the businesses proposed to be acquired or divested will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected;

•	the risk that expected revenue synergies and cost savings from the businesses proposed to be acquired may not be fully realized or realized within the expected time frames;

•	the risk that revenues following the proposed acquisition may be lower than expected; and

•	the risk that deposit attrition, operating costs, customer loss and business disruption following the proposed acquisition, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
As of December 31, 2005, we and our subsidiaries owned 2,013 locations and leased 3,887 locations in 47 states, Washington, D.C., Puerto Rico and 34 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as Wachovia’s administrative headquarters, as well as the headquarters of WBNA, Wachovia Mortgage Corporation, Wachovia Capital Markets, LLC, and most of our non-banking subsidiaries. That multi-office complex is used as administrative headquarters for our General Bank, Corporate and Investment Bank, Capital Management and the Parent segments as identified in our Annual Report. Wachovia’s Wealth Management segment, as identified in our Annual Report, has its principal administrative offices in a multi-office complex in Winston-Salem, North Carolina.
Some of our non-banking subsidiaries have principal administrative offices in other cities in the United States. The principal administrative offices of our retail securities brokerage operations are in Richmond, Virginia. The principal administrative offices of our mutual fund operations are in Boston, Massachusetts. The principal administrative offices of our second mortgage servicing operations are in Sacramento, California. Certain of our institutional securities operations are conducted in offices in

New York, New York and Baltimore, Maryland. The vast majority of our leased and owned properties are used for our branch banking operations and retail securities brokerage offices. Additional information relating to our lease commitments is set forth in Note 20 on page 113 in the Annual Report and incorporated herein by reference.

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
     Securities Litigation. A number of purported class actions were filed in June through August 1999 against us in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions named Legacy First Union and certain executive officers as defendants and were purported to be on behalf of persons who purchased shares of our common stock from August 14, 1998, through May 24, 1999. These actions were consolidated into one case in the U.S. District Court for the Western District of North Carolina in October 1999. These complaints alleged various violations of federal securities law, including violations of Section 10(b) of the Exchange Act, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for our common stock. The complaints alleged that management failed to disclose integration problems in the CoreStates Financial Corp merger and misstated the value of our interest in certain mortgage-backed securities of The Money Store, Inc. (“TMSI”) acquired by Legacy First Union on June 30, 1998. Plaintiffs sought a judgment awarding damages and other relief. In January 2001, the U.S. District Court for the Western District of North Carolina granted Wachovia’s motion to dismiss the litigation for failure to state a claim upon which relief could be granted. Although the plaintiffs did not appeal this ruling, they sought, and received permission to file an amended complaint. In August 2001, plaintiffs filed an amended complaint that abandoned their previous allegations concerning the CoreStates Financial Corp merger and primarily raised new allegations of irregularities at TMSI prior to its acquisition by Legacy First Union. In October 2001, Wachovia filed a motion to dismiss the securities litigation consolidated in the U.S. District Court for the Western District of North Carolina. In September 2002, the court granted the motion in part, limiting any new complaint to claims regarding alleged misstatements or omissions pled in earlier complaints. The plaintiffs filed a third consolidated and amended complaint in October 2002, purportedly on behalf of a class of purchasers of our common stock during the period from March 4, 1998 to May 24, 1999. The complaint alleges, among other things, that Legacy First Union disregarded problems at TMSI and did not write down goodwill from the TMSI acquisition soon enough. In December 2003, the court denied Wachovia’s motion to strike portions of this complaint. In February 2004, Wachovia filed a motion to dismiss the amended complaint. On January 20, 2006, the court granted Wachovia’s motion to dismiss the amended complaint with prejudice.
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
     Bluebird Partners, L.P., Litigation. On December 12, 2002, the jury in the Supreme Court of the State of New York, County of New York, returned a verdict against First Fidelity Bank, N.A. New Jersey, a predecessor to WBNA in the case captioned Bluebird Partners, L.P. v. First Fidelity Bank, N.A., et al. The trial court directed a verdict in favor of CoreStates New Jersey National Bank, another predecessor of WBNA. In this action for breach of contract, breach of fiduciary duty, negligence and malpractice, plaintiff alleges that First Fidelity, while serving as indenture trustee for debt certificates issued by Continental Airlines, failed to take the necessary action to protect the value of the collateral after Continental Airlines filed for bankruptcy on December 3, 1990 and that the decline in the value of the collateral during the pendency of the bankruptcy caused plaintiff’s losses. On July 10, 2003, the trial judge granted First Fidelity’s motion to set aside the verdict, holding that the evidence was insufficient to support the verdict. Plaintiff appealed, and on October 7, 2004, the Supreme Court, Appellate Division, First Department reversed the dismissal and reinstated the verdict. On January 13, 2005, the court entered judgment against WBNA in the amount of $32.9 million plus pre- and post-judgment interest at the statutory rate from April 27, 1993. Both parties filed appeals which were argued in 2005 but which have not yet been decided. On February 15, 2006, Wachovia and Bluebird entered into a settlement agreement, the terms of which are confidential, which terminates the ongoing litigation and resolves any remaining disputes between the parties. Based on previously recorded reserves, the settlement will not have a material adverse effect on Wachovia’s consolidated financial position or results of operations.
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
Disclosure of Tax Shelter Penalties
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is listed on the NYSE. Table 6 on page 49 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2005, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2005, there were 177,924 holders of record of the common stock.
In connection with the merger with Legacy Wachovia, holders of shares of Legacy Wachovia common stock elected to receive, in addition to 2 shares of Wachovia common stock, either a one-time $0.48 cash payment or 2 shares of a new class of Wachovia preferred stock. At December 31, 2005, 96,536,312 Wachovia Dividend Equalization Preferred shares (“DEPs”) were outstanding. Because Wachovia paid common stock dividends equal to $1.25 per share in the four quarters of 2003, holders of DEPs are no longer entitled to receive any dividend on the DEPs and Wachovia has ceased to pay any such dividends. The DEPs are not listed on a national securities exchange and have no voting rights.
Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Business — Supervision and Regulation; Payment of Dividends” and in Note 22 on page 120 in the Annual Report and incorporated herein by reference.
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

These rights will not trade separately from the shares of common stock until a separation time occurs, and may be exercised on the business day immediately after the separation time. The rights will expire at the earliest of:
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
The rights will not prevent a takeover of Wachovia. The rights, however, may cause substantial dilution to a person or group that acquires 10% or more of our common stock unless our board first terminates the rights. Nevertheless, the rights should not interfere with a transaction that is in Wachovia’s and its shareholders’ best interests because the board can terminate the rights before that transaction is completed.
The complete terms of the rights are contained in the Shareholder Protection Rights Agreement. The foregoing description of the rights and the rights agreement is qualified in its entirety by reference to the agreement. A copy of the rights agreement can be obtained upon written request to Wachovia Bank, National Association, 1525 West W.T. Harris Blvd., Charlotte, North Carolina 28288-1153.
Additional information relating to our common stock and the DEPs is set forth in Note 12 on pages 91 through 93 in the Annual Report and incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2005, Wachovia repurchased 44.53 million shares of Wachovia common stock in the open market at an average cost of $52.02 per share. In addition, Wachovia settled equity collar contracts in 2005 representing 7.5 million shares at an average cost of $48.61 per share. Please see “Stockholders’ Equity” on page 31in the Annual Report, filed as Exhibit (13) to this Report, for additional information about Wachovia’s share repurchases in 2005. The following table sets forth information about our stock repurchases for the three months ended December 31, 2005.

Issuer Repurchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the
	Shares Purchased	Paid	Announced Plans	Plans or Programs
Period (1)	(2)	per Share	or Programs (3)	(3)
October 1, 2005 to October 31, 2005	867,000	$48.54	867,000	123,631,164
November 1, 2005 to November 30, 2005	—	—	—	123,631,164
December 1, 2005 to December 31, 2005	—	—	—	123,631,164

Total	867,000	48.54	867,000	123,631,164

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: October 2005 — open market repurchases: 867,000 shares.
In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended December 31, 2005, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: October 2005 — 10,145 shares at an average price per share of $48.64; November 2005 — 51,642 shares at an average price per share of $51.62; and December 2005 — 25,094 shares at an average price per share of $53.64.
(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. As of December 31, 2005, there are no more shares remaining under the May 1999 and June 2000 authorizations, approximately 23.6 million shares remaining under the January 2004 authorization, and 100 million shares remaining under the August 2005 authorization.

ITEM 6.	SELECTED FINANCIAL DATA.
In response to this Item, the information set forth in Table 3 on page 47 in the Annual Report is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
In response to this Item, the information set forth on pages 14 through 61 in the Annual Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In response to this Item, the information set forth on pages 33 through 39 and in Note 4 on page 78, in Note 19 on page 108, and in Note 20 on page 113 in the Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
In response to this Item, the information set forth in Table 6 on page 49and on pages 62 through 122 in the Annual Report is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K, Wachovia maintained effective disclosure controls and procedures.
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
Under the supervision and with the participation of management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, Wachovia conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s report on internal control over financial reporting is set forth on page 62 in Wachovia’s 2005 Annual Report, which is included as Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference. Management’s assessment of the effectiveness of Wachovia’s internal control over financial reporting has been audited by KPMG LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 63 in Wachovia’s 2005 Annual Report and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Our executive officers are generally elected to their offices for one-year terms at the board of directors meeting in April of each year. The terms of any executive officers elected after that date expire at the same time as the terms of the executive officers elected on that date. The names of each of our current executive officers, their ages, their positions with us, and, if different, their business experience during the past five years, are as follows:
G. Kennedy Thompson (55). Chairman, since February 2003, Chief Executive Officer, since April 2000, and President, since December 1999. Also Chairman, from March 2001 to September 2001. Also, a director of Wachovia.
David M. Carroll (48). Senior Executive Vice President, since September 2001. Previously, Executive Vice President and Chief
E-Commerce Officer, from May 1999 to September 2001.
Stephen E. Cummings (50). Senior Executive Vice President, since February 2002. Previously, Senior Vice President of Wachovia Securities, Inc. (formerly named First Union Securities, Inc.) and Co-Head, Corporate and Investment Bank, from January 2000 to February 2002.

Jean E. Davis (50). Senior Executive Vice President, since September 2001. Previously, Executive Vice President, Wachovia Operational Services, from February 1999 to September 2001.
Benjamin P. Jenkins, III (61). Vice Chairman, since December 2005. Previously, Senior Executive Vice President, from September 2001 to December 2005, and Vice Chairman, from August 1999 to September 2001.
Stanhope A. Kelly (48). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President, from January 2000 to September 2001, and Senior Vice President, prior to January 2000, Legacy Wachovia.
Shannon W. McFayden (45). Senior Executive Vice President, since February 2004. Previously, Executive Vice President, Director Community Affairs, from December 2003 to February 2004, Senior Vice President, Director of Community Affairs, from September 2001 to December 2003, Senior Vice President, Director of Human Resources Performance Consulting, from January 2001 to September 2001, and Senior Vice President, Director of Human Resources Relationship Teams, prior to January 2001.
Mark C. Treanor (59). Senior Executive Vice President, Secretary and General Counsel, since September 2001. Previously, Executive Vice President, Secretary and General Counsel, from August 1999 to September 2001.
Donald K. Truslow (47). Senior Executive Vice President, since September 2001. Previously, Senior Executive Vice President and Chief Risk Officer, from August 2000 to September 2001, and Comptroller and Treasurer, prior to August 2000, Legacy Wachovia.
Thomas J. Wurtz (44). Senior Executive Vice President and Chief Financial Officer, since January 2006. Previously, Executive Vice President and Treasurer, from October 2002 to January 2006, and Senior Vice President and Treasurer prior to October 2002.
Wallace D. Malone, Jr. was Vice Chairman and a director of Wachovia prior to his retirement in January 2006. Robert P. Kelly was Senior Executive Vice President and Chief Financial Officer prior to terminating his employment with Wachovia in February 2006. In addition to the foregoing, the information set forth in the Proxy Statement under the headings “General Information and Nominees”, “Board Matters — Committee Structure; Audit Committee”, “Corporate Governance Policies and Practices — Code of Conduct & Ethics”, and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Other Matters Relating to Executive Officers and Directors” is incorporated herein by reference.

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

The following table gives information as of December 31, 2005 with respect to shares of our common stock that may be issued under existing stock incentive plans. The table does not include information with respect to shares subject to outstanding options granted under certain stock incentive plans assumed by Wachovia in connection with mergers and acquisitions of companies that originally granted those options, including SouthTrust. Footnote (5) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2005, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a)) (1)
Equity compensation plans approved by stockholders (2)	90,531,312	$41.38	83,588,454 (3)
Equity compensation plans not approved by stockholders (4)	10,192,861	$35.96	0
Total	100,724,173	$40.83	83,588,454

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
(2) Consists of (A) the 2003 Plan which is currently in effect, and (B) Wachovia’s 1998 Stock Incentive Plan, 1996 Master Stock Compensation Plan and 1992 Master Stock Compensation Plan, each of which was approved by stockholders; however, following adoption of the 2003 Plan, Wachovia cannot make new stock awards under these other plans. As of December 31, 2005, a total of 45,398,913 shares of Wachovia common stock were issuable upon the exercise of outstanding options under the plans set forth in (B) of the preceding sentence and the weighted average exercise price of those outstanding options is $39.31 per share.
(3) Represents only shares available for issuance under the 2003 Plan.
(4) Consists of the 2001 Stock Incentive Plan, the Employee Retention Stock Plan and the Legacy Wachovia Stock Plan, each discussed below under “Material Features of Stock Plans Not Approved by Stockholders”.
(5) The table does not include information for stock incentive plans Wachovia assumed in connection with mergers and acquisitions of the companies that originally established those plans, except for the Legacy Wachovia Stock Plan. As of December 31, 2005, a total of 33,145,623 shares of common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $32.11 per share. No additional options may be granted under those assumed plans.
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
     General. The plans provide for the grant of options and stock awards, including restricted stock awards, to non-executive officer employees. The number of shares available for previously issued but unexercised options is subject to adjustment for any future stock dividends, splits, mergers, combinations or other capitalization changes. In the event of a change in control of Wachovia, all outstanding awards under the plans will be immediately exercisable and/or fully vested, as the case may be. The Legacy Wachovia board and stockholders adopted the Legacy Wachovia Stock Plan in April 1994. The Legacy Wachovia Stock Plan was further amended and restated effective April 2002 by Wachovia following the merger between Legacy First Union and Legacy Wachovia. Legacy First Union’s board of directors adopted the 2001 Stock Incentive Plan in July 2001 and adopted the Employee Retention Stock Plan in April 2000.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
In response to this Item, the information set forth in the Proxy Statement in the table and footnotes under the heading “Proposal to Ratify the Appointment of Auditors — Fees Paid to Independent Auditors” and under the heading “Proposal to Ratify the Appointment of Auditors – Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services” is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Our consolidated financial statements, including the notes thereto and independent auditors’ report thereon, are set forth on pages 62 through 122 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

Date: February 28, 2006

	By:	/s/ David M. Julian DAVID M. JULIAN
EXECUTIVE VICE PRESIDENT
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURE	CAPACITY

G. KENNEDY THOMPSON*	Chairman, President, Chief Executive Officer and Director

G. KENNEDY THOMPSON

THOMAS J. WURTZ*	Senior Executive Vice President and Chief Financial Officer

THOMAS J. WURTZ

DAVID M. JULIAN*	Executive Vice President and Corporate Controller (Principal Accounting Officer)

DAVID M. JULIAN

JOHN D. BAKER, II*	Director

JOHN D. BAKER, II

JAMES S. BALLOUN*	Director

JAMES S. BALLOUN

ROBERT J. BROWN*	Director

ROBERT J. BROWN

Director

PETER C. BROWNING

Director

JOHN T. CASTEEN, III

WILLIAM H. GOODWIN, JR.*	Director

WILLIAM H. GOODWIN, JR.

ROBERT A. INGRAM*	Director

ROBERT A. INGRAM

DONALD M. JAMES*	Director

DONALD M. JAMES

MACKEY J. MCDONALD*	Director

MACKEY J. MCDONALD

JOSEPH NEUBAUER*	Director

JOSEPH NEUBAUER

SIGNATURE	CAPACITY

LLOYD U. NOLAND, III*	Director

LLOYD U. NOLAND, III

Director

VAN L. RICHEY

RUTH G. SHAW*	Director

RUTH G. SHAW

LANTY L. SMITH*	Director

LANTY L. SMITH

JOHN C. WHITAKER, JR.*	Director

JOHN C. WHITAKER, JR.

DONA DAVIS YOUNG*	Director

DONA DAVIS YOUNG

*By Mark C. Treanor, Attorney-in-Fact

/s/ MARK C. TREANOR

MARK C. TREANOR

Date: February 28, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

(3)(a)	Restated Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s. 2002 Annual Report on Form 10-K.

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.

(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.

(3)(e)	Bylaws of Wachovia, as amended.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(4)(a)	Instruments defining the rights of the holders of Wachovia’s long-term debt.	*

(4)(b)	Wachovia’s Shareholder Protection Rights Agreement.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Current Report on Form 8-K dated December 20, 2000.

(4)(c)	Amendment to Wachovia’s Shareholder Protection Rights Agreement.	Filed herewith.

(10)(a)	Wachovia’s Deferred Compensation Plan for Officers.	Incorporated by reference to Exhibit (10)(b) to Legacy First Union’s 1988 Annual Report on Form 10-K.

(10)(b)	Wachovia’s Deferred Compensation Plan for Non-Employee Directors, as amended.	Incorporated by reference to Exhibit (10)(c) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(c)	Wachovia’s Contract Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1997 Annual Report on Form 10-K.

(10)(d)	Wachovia’s Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia’s Current Report on Form 8-K dated January 5, 2005.

(10)(e)	Wachovia’s 1992 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.

(10)(f)	Wachovia’s Elective Deferral Plan.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Registration Statement No. 33-60913.

(10)(g)	Amendment 2005-1 to Wachovia’s Elective Deferral Plan.	Incorporated by reference to Exhibit (10)(e) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(h)	Wachovia’s 1996 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (10) to Legacy First Union’s 1996 First Quarter Report on Form 10-Q.

(10)(i)	Wachovia’s 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(j)	Employment Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(q) to Legacy First Union’s 1999 Annual Report on Form 10-K.

(10)(k)	Amendment No. 1 to Employment Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(l) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(l)	Termination Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(f) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(m)	Employment Agreements between Wachovia and Benjamin P. Jenkins, III and Stephen E. Cummings.	Incorporated by reference to Exhibit (10) to Wachovia’s 2002 Second Quarter Report on Form 10-Q.

(10)(n)	Employment Agreement between Wachovia and Robert P. Kelly.	Incorporated by reference to Exhibit (10)(n) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(o)	Employment Agreement between Wachovia and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2004 Annual Report on Form 10-K.

(10)(p)	Amendment No. 1 to Employment Agreements between Wachovia and Benjamin P. Jenkins, III, David M. Carroll, Stephen E. Cummings and Robert P. Kelly.	Incorporated by reference to Exhibit (10)(a) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(q)	Form of Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2001 Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION	LOCATION
(10)(r)	Form of Amendment to Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(c) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(s)	Wachovia’s Senior Management Incentive Plan.	Incorporated by reference to Exhibit (10)(t) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(t)	Form of Senior Executive Retirement Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.15 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.

(10)(u)	Wachovia’s Senior Management Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.4 to Legacy Wachovia’s 1999 Second Quarter Report on Form 10-Q.

(10)(v)	Wachovia’s Amended and Restated Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.2 to Legacy Wachovia’s 2000 First Quarter Report on Form 10-Q.

(10)(w)	Wachovia’s 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(x)	Wachovia’s Stock Plan, as amended and restated.	Incorporated by reference to Exhibit 10.23 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(y)	Wachovia’s Executive Long-Term Disability Income Plan.	Incorporated by reference to Exhibit 10.34 to Legacy Wachovia’s 1997 Annual Report on Form 10-K.

(10)(z)	Form of Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.39 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(aa)	Form of Non-Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.40 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(bb)	Form of Split Dollar Life Insurance Agreement between Wachovia and G. Kennedy Thompson, Benjamin P. Jenkins, III, and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ee) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(cc)	Wachovia’s Employee Retention Stock Plan.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(dd)	Wachovia’s Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(ee)	Wachovia’s 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia’s 2003 First Quarter Report on Form 10-Q.

(10)(ff)	Split-Dollar Life Insurance Termination Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(gg)	Insurance Bonus Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(hh)	Form of Split-Dollar Life Insurance Termination Agreement between Wachovia and certain Executive Officers of Wachovia, including David M. Carroll.	Incorporated by reference to Exhibit (10)(hh) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(ii)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Robert P. Kelly and Stephen E. Cummings.	Incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(jj)	Split-Dollar Insurance Special Election Form between Wachovia and Benjamin P. Jenkins, III.	Incorporated by reference to Exhibit (10)(jj) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(kk)	SouthTrust Corporation Long-Term Incentive Plan.	Incorporated by reference to Exhibit 2 to SouthTrust’s 2000 Proxy Statement on Schedule 14A, filed March 10, 2000.

(10)(ll)	SouthTrust Corporation Amended and Restated Senior Officer Performance Incentive Plan.	Incorporated by reference to Appendix B to SouthTrust’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004.

(10)(mm)	SouthTrust Corporation Performance Incentive Retirement Benefit Plan.	Incorporated by reference to Exhibit (10)(d) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(nn)	Amended and Restated SouthTrust Corporation Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit (99)(c) to Wachovia’s Current Report on Form 8-K dated May 2, 2005.

(10)(oo)	SouthTrust Corporation Enhanced Retirement Benefit Plan, as amended and restated	Incorporated by reference to Exhibit (10)(f) to Wachovia’s Current Report on Form 8-K dated May 2, 2005.

(10)(pp)	SouthTrust Corporation Wallace D. Malone, Jr., Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(g) to SouthTrust’s 2001 Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION	LOCATION
(10)(qq)	Amendment 2005-1 to SouthTrust Corporation Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(rr)	Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(h) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(ss)	SouthTrust Corporation Wallace D. Malone, Jr., Second Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(i) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(tt)	Amended and Restated Employment Agreement for Wallace D. Malone, Jr.	Incorporated by reference to Exhibit (10)(n) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(uu)	Amendment No. 1 to Amended and Restated Employment Agreement for Wallace D. Malone, Jr.	Incorporated by reference to Exhibit (10)(b) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(vv)	Amendment No. 2 to Amended and Restated Employment Agreement for Wallace D. Malone, Jr.	Incorporated by reference to Exhibit (10)(a) to Wachovia’s Current Report on Form 8-K dated January 3, 2006.

(10)(ww)	SouthTrust Corporation Executive Management Retirement Plan.	Incorporated by reference to Exhibit (10)(a) to SouthTrust’s 2002 First Quarter Report on Form 10-Q.

(10)(xx)	SouthTrust Corporation 2004 Long-Term Incentive Plan.	Incorporated by reference to Appendix C to SouthTrust’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004.

(10)(yy)	Form of stock award agreements for Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ss) to Wachovia’s 2004 Annual Report on Form 10-K.

(10)(zz)	Wachovia Corporation Executive Severance Pay Plan.	Incorporated by reference to Exhibit (99)(a) to Wachovia’s Current Report on Form 8-K dated May 2, 2005.

(10)(aaa)	Compensation for Non-Employee Directors of Wachovia.	Incorporated by reference to Wachovia’s Current Report on Form 8-K dated June 22, 2005.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Filed herewith.

(13)	Wachovia’s 2005 Annual Report to Stockholders.**	Filed herewith.

(21)	List of Wachovia’s subsidiaries.	Filed herewith.

(23)	Consent of KPMG LLP.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	We agree to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries’ long-term debt.

**	Except for those portions of the Annual Report that are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the SEC only and is not to be deemed “filed” as part of this Form 10-K.