Form 10-Q
period 2006-03-31
WACHOVIA CORP NEW
filed 2006-05-04
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
1,608,490,254 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of March 31, 2006.

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger among Wachovia, Westcorp and WFS Financial Inc completed on March 1, 2006 (the “Westcorp Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion of reported earnings that may be realized from the Westcorp Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).
The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia, Westcorp and WFS Financial Inc in connection with the Westcorp Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Westcorp Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Westcorp Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Westcorp Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s non-interest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.
Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at March 31, 2006, and December 31, 2005, respectively, set forth on page 52 of Wachovia’s First Quarter 2006 Financial Supplement for the three months ended March 31, 2006 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three months ended March 31, 2006 and 2005, set forth on page 53 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the three months ended March 31, 2006 and 2005, set forth on page 54 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 55 through 66 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 50 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 17 through 19, pages 56 and 57, and pages 63 through 66 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Securities Litigation. A number of purported class actions were filed in June through August 1999 against us in the United States District Courts for the Western District of North Carolina and for the Eastern District of Pennsylvania. These actions named Legacy First Union and certain executive officers as defendants and were purported to be on behalf of persons who purchased shares of our common stock from August 14, 1998, through May 24, 1999. These actions were consolidated into one case in the U.S. District Court for the Western District of North Carolina in October 1999. These complaints alleged various violations of federal securities law, including violations of Section 10(b) of the Exchange Act, and that the defendants made materially misleading statements and/or material omissions which artificially inflated prices for our common stock. The complaints alleged that management failed to disclose integration problems in the CoreStates Financial Corp merger and misstated the value of our interest in certain mortgage-backed securities of The Money Store, Inc. (“TMSI”) acquired by Legacy First Union on June 30, 1998. Plaintiffs sought a judgment awarding damages and other relief. In January 2001, the U.S. District Court for the Western District of North Carolina granted Wachovia’s motion to dismiss the litigation for failure to state a claim upon which relief could be granted. Although the plaintiffs did not appeal this ruling, they sought, and received permission to file an amended complaint. In August 2001, plaintiffs filed an amended complaint that abandoned their previous allegations concerning the CoreStates Financial Corp merger and primarily raised new allegations of irregularities at TMSI prior to its acquisition by Legacy First Union. In October 2001, Wachovia filed a motion to dismiss the securities litigation consolidated in the U.S. District Court for the Western District of North Carolina. In September 2002, the court granted the motion in part, limiting any new complaint to claims regarding alleged misstatements or omissions pled in earlier complaints. The plaintiffs filed a third consolidated and amended complaint in October 2002, purportedly on behalf of a class of purchasers of our common stock during the period from March 4, 1998 to May 24, 1999. The complaint alleges, among other things, that Legacy First Union disregarded problems at TMSI and did not write down goodwill from the TMSI acquisition soon enough. In December 2003, the court denied Wachovia’s motion to strike portions of this complaint. In February 2004, Wachovia filed a motion to dismiss the amended complaint. On January 20, 2006, the court granted Wachovia’s motion to dismiss the amended complaint with prejudice. The appeal period expired without plaintiffs filing an appeal; therefore, the dismissal in Wachovia’s favor is final.
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

Item 1A. Risk Factors.
     Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2005, Wachovia repurchased 44.53 million shares of Wachovia common stock in the open market at an average cost of $52.02 per share. In addition, Wachovia settled equity collar contracts in 2005 representing 7.5 million shares at an average cost of $48.61 per share. Please see “Stockholders’ Equity” on page 16 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the first quarter of 2006. The following table sets forth information about our stock repurchases for the three months ended March 31, 2006.
Issuer Repurchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased	Value) of Shares
		Average Price	as Part of	that May Yet Be
	Total Number of	Paid	Publicly Announced	Purchased Under the
Period (1)	Shares Purchased (2)	per Share	Plans or Programs (3)	Plans or Programs (3)
January 1, 2006 to January 31, 2006	7,648,000	$53.19	7,648,000	115,983,164
February 1, 2006 to February 28, 2006	24,679,000	55.53	24,679,000	91,304,164
March 1, 2006 to March 31, 2006	5,932,100	55.79	5,932,100	85,372,064

Total	38,259,100	$55.10	38,259,100	85,372,064

(1) Based on trade date, not settlement date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: January 2006 — open market repurchases: 7.65 million shares; February 2006 — open market repurchases: 24.68 million shares; and March 2006 — open market repurchases: 5.93 million shares.
In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended March 31, 2006, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: January 2006 — 52,574 shares at an average price per share of $53.18; February 2006 — 51,556 shares at an average price per share of $55.07; and March 2006 — 75,068 shares at an average price per share of $56.59.

(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of March 31, 2006, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 85.4 million shares remaining under the August 2005 authorization.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders of Wachovia held on April 18, 2006, the following proposals were submitted to a vote of the holders of Wachovia’s common stock voting as indicated:
1. Approval of a proposal to elect the following individuals as directors of Wachovia:

	FOR	WITHHELD
Class II directors:
William H. Goodwin, Jr.	1,215,671,970	85,598,461
Robert A. Ingram	1,225,026,243	76,244,188
Mackey J. McDonald	1,125,353,526	175,916,905
Lanty L. Smith	1,257,419,796	43,850,636
Ruth G. Shaw	1,271,831,484	29,438,948
Class III director:
Ernest S. Rady	1,266,303,025	34,967,406
2. Approval of a proposal to ratify the appointment of KPMG LLP as Wachovia’s auditors for 2006:

FOR	AGAINST	ABSTAIN
1,275,334,469	15,863,153	10,072,809
3. Approval of a stockholder proposal regarding future severance arrangements:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
590,474,396	439,164,288	20,266,340	251,365,407
4. Disapproval of a stockholder proposal regarding reporting political contributions:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
117,160,823	837,497,663	95,246,538	251,365,407
5. Disapproval of a stockholder proposal regarding separating the offices of Chairman and Chief Executive Officer:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
170,218,073	859,959,240	19,727,711	251,365,407

6. Disapproval of a stockholder proposal regarding majority voting in director elections:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
379,694,661	632,872,352	37,338,011	251,365,407
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits.

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2006 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.
     (b) Reports on Form 8-K.
     During the quarter ended March 31, 2006, Wachovia filed the following Current Reports on Form 8-K with the Commission:
•	Current Report on Form 8-K dated January 3, 2006, reporting Item 1.01, relating to an amendment to Amended and Restated Employment Agreement between Wachovia and Wallace D. Malone, Jr.

•	Current Report on Form 8-K dated January 19, 2006, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s fourth quarter and year-end 2005 earnings results.

•	Current Report on Form 8-K dated January 30, 2006, reporting Item 1.02 and Item 5.02 regarding the announced retirement of Wallace D. Malone, Jr., a director and Vice Chairman of Wachovia.

•	Current Report on Form 8-K dated January 31, 2006, reporting Item 1.02 and Item 5.02 regarding the announced termination of employment of Robert P. Kelly, Chief Financial Officer, and the appointment of Thomas J. Wurtz as Chief Financial Officer.

•	Current Report on Form 8-K dated February 1, 2006 reporting Item 5.03 regarding the amendment to Wachovia’s Amended and Restated Articles of Incorporation to fix the preferences, limitations and relative rights of Wachovia’s Series I, Class A preferred stock, and Item 8.01 regarding the issuance by Wachovia Capital Trust III of $2.5 billion of 5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities.

•	Current Report on Form 8-K dated February 24, 2006 reporting Item 5.02 regarding the decision of Lloyd U. Noland, III to not stand for re-election as a director of Wachovia at the 2006 annual stockholders’ meeting.

In addition, Wachovia filed the following Current Report on Form 8-K with the Commission:
•	Current Report on Form 8-K dated April 14, 2006, reporting Item 5.02 regarding the decision of James S. Balloun to retire as a director of Wachovia effective April 18, 2006.

•	Current Report on Form 8-K dated April 17, 2006, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s first quarter 2006 earnings results.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation
Date: May 4, 2006	By:	/s/ David M. Julian
David M. Julian
Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2006 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.