Form 10-Q
period 2006-06-30
WACHOVIA CORP NEW
filed 2006-08-04
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
1,589,493,187 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of June 30, 2006.

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the proposed merger between Golden West Financial Corporation (“Golden West”) and Wachovia (the “Golden West Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion/dilution of reported earnings that may be realized from the Golden West Merger, (ii) statements relating to the benefits of the merger among Wachovia, Westcorp and WFS Financial Inc completed on March 1, 2006 (the “Westcorp Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion/dilution of reported earnings that may be realized from the Westcorp Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).
The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia and Golden West in connection with the Golden West Merger or the businesses of Wachovia, Westcorp and WFS Financial Inc in connection with the Westcorp Merger will not be integrated successfully or such integrations may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Golden West Merger or the Westcorp Merger may not be fully realized or realized within the expected time frame; (3) revenues following the Golden West Merger or the Westcorp Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Golden West Merger or the Westcorp Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s non-interest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.
Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at June 30, 2006, and December 31, 2005, respectively, set forth on page 60 of Wachovia’s Second Quarter 2006 Financial Supplement for the six months ended June 30, 2006 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and six months ended June 30, 2006 and 2005, set forth on page 61 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the six months ended June 30, 2006 and 2005, set forth on page 62 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 63 through 76 of the Financial Supplement, are incorporated herein by reference.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 19 through 21, pages 65 and 66, and pages 73 through 76 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2005 and Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.
     Research Matters. As previously reported, various regulators have been investigating Wachovia Capital Markets, LLC, Wachovia’s institutional broker-dealer subsidiary (“WCM”), related to the existence of alleged conflicts of interest between WCM’s equity research and investment banking departments. This matter has now been resolved. On July 5, 2006, the North American Securities Administrators Association announced the resolution of the investigations conducted by a Task Force of certain state securities administrative staff. Without admitting or denying the allegations, WCM agreed to pay a $20 million penalty for failing to adequately supervise activities of research and investment banking staff to prevent potential conflicts of interest, $1.65 million for failing to adequately maintain certain books and records, $350,000 in costs of investigation, and a $3 million contribution to the states’ Investor Protection Fund. This settlement will be paid to the 50 states plus Puerto Rico and the District of Columbia on a pro rata basis as orders are entered in each jurisdiction.
     Adelphia Litigation. As previously reported, certain Wachovia affiliates are defendants in an adversary proceeding previously pending in the United States Bankruptcy Court for the Southern District of New York related to the bankruptcy of Adelphia Communications Corporation (“Adelphia”). In February 2006, an order was entered moving the case to the United States District Court for the Southern District of New York. The Official Committee of Unsecured Creditors in Adelphia’s bankruptcy case has filed claims on behalf of Adelphia against over 300 financial services companies, including the Wachovia affiliates. The complaint asserts claims against the defendants under state law, bankruptcy law and the Bank Holding Company Act and seeks equitable relief and an unspecified amount of compensatory and punitive damages. The Official Committee of Equity Security Holders has sought leave to intervene in that complaint and sought leave to bring additional claims against certain of the financial services companies, including the Wachovia affiliates, including additional federal and state claims. On August 30, 2005, the bankruptcy court granted the creditors’ committee and the equity holders’ committee standing to proceed with their claims. Wachovia and other defendants have filed motions to dismiss the complaints.
     In addition, certain affiliates of Wachovia, together with numerous other financial services companies, have been named in several private civil actions by investors in Adelphia debt and/or equity securities, alleging among other claims, misstatements in connection with Adelphia securities offerings between 1997 and 2001. Wachovia affiliates acted as an underwriter in certain of those securities offerings, as agent and/or lender for certain Adelphia credit facilities, and as a provider of Adelphia’s treasury/cash management services. These complaints, which seek unspecified damages, have been consolidated in the United States District Court for the Southern District of New York. In separate orders entered in May and July 2005, the District Court dismissed a number of the securities law claims asserted against Wachovia, leaving some securities law claims pending. Wachovia still has a pending motion to dismiss with respect to these claims. On June 15, 2006, the District Court signed the preliminary order with respect to a proposed settlement of the securities class action pending against Wachovia and the other financial services companies. A fairness hearing on the settlement is scheduled for November 10, 2006. If approved, Wachovia’s share of the settlement will be approximately $1.25 million. The other private civil actions have not been settled.

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
Item 1A. Risk Factors.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities.
     On April 10, 2006, Wachovia entered into a merger agreement with Emigrant Property Holdings Corp. (“Emigrant”), American Property Financing, Inc. (“APF”), and a subsidiary of Wachovia, pursuant to which Wachovia agreed to acquire APF. On May 15, 2006, Wachovia completed the acquisition of APF, and in connection with the acquisition Wachovia issued an aggregate of 1,951,532 shares of Wachovia common stock to Emigrant, the sole stockholder of APF, on that date. The shares of Wachovia common stock were issued and sold pursuant to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended, as a result of the approval of the terms of the issuance of the shares by an appropriate governmental authority following a fairness hearing. In connection with the acquisition, 36,518 of such shares of Wachovia common stock will be returned to Wachovia for cancellation pursuant to the terms of the merger agreement.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2005, Wachovia repurchased 44.53 million shares of Wachovia common stock in the open market at an average cost of $52.02 per share. In addition, Wachovia settled equity collar contracts in 2005 representing 7.5 million shares at an average cost of $48.61 per share. Please see “Stockholders’ Equity” on page 18 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the second quarter of 2006. The following table sets forth information about our stock repurchases for the three months ended June 30, 2006.

Issuer Repurchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
	Shares Purchased	Paid	Plans or	Plans or
Period (1)	(2)	per Share	Programs (3)	Programs (3)
April 1, 2006 to April 30, 2006	9,369,649	$56.70	9,369,649	76,002,415
May 1, 2006 to May 31, 2006	9,455,000	54.01	9,455,000	66,547,415
June 1, 2006 to June 30, 2006	7,826,000	53.66	7,826,000	58,721,415

Total	26,650,649	$54.85	26,650,649	58,721,415

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: April 2006 — open market repurchases: 6.1 million shares; privately-negotiated: 3.3 million shares; May 2006 – open market repurchases: 9.5 million shares; and June 2006 — open market repurchases: 7.8 million shares.In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended June 30, 2006, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: April 2006 – 56,942 shares at an average price per share of $55.99; May 2006 – 38,479 shares at an average price per share of $57.64; and June 2006 – 16,857 shares at an average price per share of $52.92.

(3)	On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of June 30, 2006, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 58.7 million shares remaining under the August 2005 authorization.

Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits.

Exhibit No.	Description
(2)	Agreement and Plan of Merger, dated as of May 7, 2006, by and among Wachovia, Burr Financial Corporation and Golden West (incorporated by reference to Exhibit 2(a) to Wachovia’s Registration Statement on Form S-4 (No. 333-134656)).

(4)	Instruments defining the rights of security holders, including indentures.*

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s Second Quarter 2006 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wachovia and Golden West Unaudited Pro Forma Condensed Combined Financial Information.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.
(b) Reports on Form 8-K.
     During the quarter ended June 30, 2006, Wachovia filed the following Current Reports on Form 8-K with the Commission:
•	Current Report on Form 8-K dated April 14, 2006, reporting Item 5.02, relating to the announcement of the retirement of James S. Balloun from Wachovia’s board of directors.

•	Current Report on Form 8-K dated April 17, 2006, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit (99)(c), relating to the announcement of Wachovia’s first quarter 2006 earnings results.

•	Current Report on Form 8-K dated May 8, 2006, reporting Item 1.01, regarding the announcement by Wachovia and Golden West that they had entered into a merger agreement, providing for the merger of Golden West with and into a wholly-owned subsidiary of Wachovia.

•	Current Report on Form 8-K dated May 19, 2006, reporting Item 8.01, regarding Wachovia’s filing of Golden West’s audited financial information and pro forma financial information regarding Wachovia’s proposed merger with Golden West.
In addition, Wachovia filed the following Current Reports on Form 8-K with the Commission:
•	Current Report on Form 8-K dated July 20, 2006, reporting Item 2.02 and Item 8.01, which Item 8.01 contained financial statements filed as Exhibit 99(c), relating to the announcement of Wachovia’s second quarter 2006 earnings results.

•	Current Report on Form 8-K dated August 2, 2006, reporting Item 8.01, regarding the issuance by Wachovia of €750,000,000 4.375% Notes due August 1, 2016 and €1,500,000,000 Floating Rate Notes due August 2011 under its Euro Medium Term Note Programme.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation

Date: August 4, 2006
	By:	/s/ David M. Julian

David M. Julian
Executive Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(2)	Agreement and Plan of Merger, dated as of May 7, 2006, by and among Wachovia, Burr Financial Corporation and Golden West (incorporated by reference to Exhibit 2(a) to Wachovia’s Registration Statement on Form S-4 (No. 333-134656)).

(4)	Instruments defining the rights of security holders, including indentures.*

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s Second Quarter 2006 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wachovia and Golden West Unaudited Pro Forma Condensed Combined Financial Information.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.