Form 10-Q
period 2006-09-30
WACHOVIA CORP NEW
filed 2006-11-03
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
1,581,192,967 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of September 30, 2006.

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business of Wachovia, including without limitation, (i) statements relating to the benefits of the merger between Golden West Financial Corporation (“Golden West”) and Wachovia completed on October 1, 2006 (the “Golden West Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion/dilution of reported earnings that may be realized from the Golden West Merger, (ii) statements relating to the benefits of the merger among Wachovia, Westcorp and WFS Financial Inc completed on March 1, 2006 (the “Westcorp Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion/dilution of reported earnings that may be realized from the Westcorp Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. These forward-looking statements involve certain risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2006, and December 31, 2005, respectively, set forth on page 64 of Wachovia’s Third Quarter 2006 Financial Supplement for the nine months ended September 30, 2006 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and nine months ended September 30, 2006 and 2005, set forth on page 65 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2006 and 2005, set forth on page 66 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 67 through 84 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 62 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 20 through 22, pages 69 and 70, and pages 80 through 83 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2006, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     Although there can be no assurance as to the ultimate outcome, Wachovia and/or our subsidiaries have generally denied, or believe we have a meritorious defense and will deny, liability in all significant litigation pending against us, including the matters described in our 2005 Annual Report on Form 10-K, our 2006 First Quarter Report on Form 10-Q and our 2006 Second Quarter Report on Form 10-Q, and we intend to defend vigorously each such case. Reserves are established for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims may be substantially higher or lower than the amounts reserved for those claims.
     Outlook. Based on information currently available, advice of counsel, available insurance coverage and established reserves, Wachovia believes that the eventual outcome of the actions against Wachovia and/or its subsidiaries, including the matters described in our 2005 Annual Report on Form 10-K, our 2006 First Quarter Report on Form 10-Q and our 2006 Second Quarter Report on Form 10-Q, will not, individually or in the aggregate, have a material adverse effect on Wachovia’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of those matters, if unfavorable, may be material to Wachovia’s results of operations for any particular period.
Item 1A. Risk Factors.
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities.
     Not applicable.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2005, Wachovia repurchased 44.53 million shares of Wachovia common stock in the open market at an average cost of $52.02 per share. In addition, Wachovia settled equity collar contracts in 2005 representing 7.5 million shares at an average cost of $48.61 per share. Please see “Stockholders’ Equity” on page 19 in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the third quarter of 2006. The following table sets forth information about our stock repurchases for the three months ended September 30, 2006.

Issuer Repurchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced	Under the
	Shares Purchased	Paid	Plans or	Plans or
Period (1)	(2)	per Share	Programs (3)	Programs (3)

July 1, 2006 to July 31, 2006	2,408,000	$53.85	2,408,000	56,313,415
August 1, 2006 to August 31, 2006	—	—	—	56,313,415
September 1, 2006 to September 30, 2006	7,750,000	54.73	7,750,000	48,563,415

Total	10,158,000	$54.52	10,158,000	48,563,415

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: July 2006 — open market repurchases: 2.4 million shares; August 2006 – open market repurchases: none; and September 2006 — open market repurchases: 7.75 million shares. In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended June 30, 2006, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: July 2006 – 2,764 shares at an average price per share of $54.00; August 2006 – 25,256 shares at an average price per share of $54.48; and September 2006 – 9,147 shares at an average price per share of $55.47.

(3)	On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of September 30, 2006, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 48.56 million shares remaining under the August 2005 authorization.
Item 4. Submission of Matters to a Vote of Security Holders.
     On August 31, 2006, Wachovia held a special meeting of shareholders for the purpose of considering two proposals as described below. Both proposals were approved at the special meeting of shareholders and the following sets forth the vote on each proposal:
          1. Proposal to approve the issuance of shares of Wachovia common stock as consideration in the proposed merger of Golden West Financial Corporation with and into a wholly-owned subsidiary of Wachovia, pursuant to an Agreement and Plan of Merger, dated as of May 7, 2006, by and among Wachovia, Golden West and such wholly-owned subsidiary of Wachovia:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
1,043,584,611	58,722,062	18,467,928	0
          2. Proposal to approve the Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
965,020,376	130,866,791	24,883,143	0
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
     (a) Exhibits.

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*

(10)(a)	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan. (Incorporated by reference to Appendix E to Wachovia’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed with the Commission on July 24, 2006.)

(10)(b)	Ernest S. Rady compensation arrangement.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s Third Quarter 2006 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wachovia and Golden West Unaudited Pro Forma Condensed Combined Financial Information.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.
  (b) Reports on Form 8-K.
     During the quarter ended September 30, 2006, Wachovia filed the following Current Reports on Form 8-K with the Commission:
•	Current Report on Form 8-K dated July 20, 2006, reporting Item 2.02 and Item 8.01, which Item 8.01 contained financial statements filed as Exhibit 99(c), relating to the announcement of Wachovia’s second quarter 2006 earnings results.

•	Current Report on Form 8-K dated August 2, 2006, reporting Item 8.01, regarding the issuance by Wachovia of €750,000,000 4.375% Notes due August 1, 2016 and €1,500,000,000 Floating Rate Notes due August 2011 under its Euro Medium Term Note Programme.

•	Current Report on Form 8-K dated August 22, 2006, reporting Item 8.01, regarding an increase in the dividend payable on Wachovia’s common stock.
In addition, Wachovia filed the following Current Reports on Form 8-K with the Commission:

•	Current Report on Form 8-K dated October 2, 2006, reporting (a) Item 2.01, regarding the completion of Wachovia’s acquisition of Golden West Financial Corporation by merger into a subsidiary of Wachovia, (b) Item 5.02, regarding the election of 2 new directors as a result of the Golden West acquisition and the election of a third director effective November 1, 2006, and (c) Item 9.01, regarding historical and pro forma financial statements relating to the Golden West acquisition.

•	Current Report on Form 8-K dated October 16, 2006, reporting Item 2.02, which Item 2.02 contained financial statements filed as Exhibit 99(c), relating to the announcement of Wachovia’s third quarter 2006 earnings results.

•	Current Report on Form 8-K dated October 19, 2006, reporting Item 5.02, regarding the appointment of a new interim Corporate Controller and Principal Accounting Officer for Wachovia.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation
Date: November 3, 2006	By:	/s/ Thomas J. Wurtz
Thomas J. Wurtz
Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures.*

(10)(a)	Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan. (Incorporated by reference to Appendix E to Wachovia’s Registration Statement on Form S-4 (Reg. No. 333-134656) filed with the Commission on July 24, 2006.)

(10)(b)	Ernest S. Rady compensation arrangement.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s Third Quarter 2006 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)	Wachovia and Golden West Unaudited Pro Forma Condensed Combined Financial Information.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.