Form 10-K
period 2006-12-31
WACHOVIA CORP NEW
filed 2007-02-28
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended December 31, 2006
Commission file number 1-10000
WACHOVIA CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State of incorporation)	56-0898180 (I.R.S. Employer Identification No.)

ONE WACHOVIA CENTER CHARLOTTE, NC (Address of principal executive offices)	28288-0013 (Zip Code)
Registrant’s telephone number, including area code: (704) 374-6565
Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
Common Stock, $3.33 1/3 par value (including attached rights)	New York Stock Exchange, Inc. (the “NYSE”)
5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities	NYSE
fully and unconditionally guaranteed by Wachovia Corporation
6.375% Trust Preferred Securities of Wachovia Capital Trust IV	NYSE
fully and unconditionally guaranteed by Wachovia Corporation
Commodity-Linked Notes due November 3, 2008	NYSE
Commodity-Linked Notes due August 6, 2009	NYSE
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2006, the last business day of the registrant’s completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $85.5 billion.
As of January 31, 2007, there were 1,905,742,204 shares of the registrant’s common stock outstanding, $3.33 1/3 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

	INCORPORATED DOCUMENTS	WHERE INCORPORATED IN FORM 10-K
1.	Certain portions of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2006 (“Annual Report”).	Part I — Items 1 and 2; Part II — Items 5, 6, 7, 7A, 8 and 9A; and Part IV – Item 15.

2.	Certain portions of the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2007 (“Proxy Statement”).	Part III — Items 10, 11, 12, 13 and 14.

Securities registered pursuant to Section 12(b) of the Exchange Act and listed on the American Stock Exchange are as follows:
Participating Index Notes (PINS) TEES Targeted Efficient Equity Securities Linked to the S&P 500® Index due August 19, 2009; Trigger CAPITALS (Covered Asset ParticIpation Target exchAngeabLe Securities) Linked to the S&P 500® Composite Stock Price Index due December 8, 2008; ASTROS (ASseT Return Obligation Securities) Linked to the Nikkei 225® Index Due March 2, 2010; ASTROS (ASseT Return Obligation Securities) Linked to a Global Basket of Indices due February 2, 2010; ASTROS (ASseT Return Obligation Securities) Linked to the Dow Jones Global Titans 50 Index due March 3, 2010; ASTROS (ASseT Return Obligation Securities) Linked to the Global Equity Basket (Series 2005-2) due May 5, 2010; LUNARS (Leveraged Upside iNdexed Accelerated Return Securities) Linked to the Nikkei 225® Index due April 30, 2007; Exchangeable Notes Linked to the Common Stock of Three Oil Industry Companies due December 15, 2010; Principal Protected Notes Linked to a Basket of Asian Currencies due December 6, 2008 Offering 100% Principal Protection; Principal Protected Notes Linked to a Basket of Emerging Market Currencies due April 6, 2008 Offering 100% Principal Protection; 19.25% Enhanced Yield Securities Linked to the Common Stock of General Motors Corporation due July 10, 2007; ASTROS (ASseT Return Obligation Securities) Linked to the Metals – China Basket due January 28, 2009; 90% Principal Protected Notes due June 6, 2007 Linked to the Performance of the 4.5% U.S. Treasuries due February 15, 2036; 9.375% Enhanced Yield Securities Linked to the Common Stock of Transocean Inc. due May 15, 2007; 11.25% Enhanced Yield Securities Linked to the Common Stock of Toll Brothers, Inc. due May 15, 2007; 10% Enhanced Yield Securities Linked to the Common Stock of Consol Energy Inc. due April 20, 2007; 10.25% Enhanced Yield Securities Linked to the Common Stock of Valero Energy Corporation due March 12, 2007; and 14% Enhanced Yield Securities Linked to the Common Stock of Advanced Micro Devices, Inc. due March 12, 2007

PART I
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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business, including without limitation, (i) statements relating to the benefits of the merger (including divestitures related thereto) between Wachovia and Golden West Financial Corporation (the “Golden West Merger”) completed on October 1, 2006, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Golden West Merger, (ii) statements relating to the benefits of the merger among Wachovia, Westcorp and WFS Financial Inc (the “Westcorp Merger” and together with the Golden West Merger, the “Mergers”), completed on March 1, 2006, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Westcorp Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). Actual results may differ from those set forth in the forward-looking statements.
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
We provide a wide range of commercial and retail banking and trust services through full-service banking offices in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Maryland, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington, D.C. Our primary banking affiliate, Wachovia Bank, National Association (“WBNA”), operates a substantial majority of these banking offices, except those in Delaware, which are operated by Wachovia Bank of Delaware, National Association, and except those in Arizona, Colorado, Illinois, Kansas, Nevada and certain branch offices in California, Florida, New Jersey and Texas, which are operated by World Savings Bank, FSB (“World Savings”). We also provide various other financial services, including mortgage banking, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries. Our retail securities brokerage business is conducted through Wachovia Securities, LLC, and operates in 49 states.
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
Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 21 through 27 and in Note 14 on pages 100 through 102 in the Annual Report and incorporated herein by reference. Information relating to Wachovia Corporation only is set forth in Note 22 on pages 127 through 129 in the Annual Report and incorporated herein by reference.
Available Information
Wachovia’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are accessible at no cost on our website, www.wachovia.com, as soon as reasonably practicable after those reports have been electronically filed or submitted to the SEC. These filings are also accessible on the SEC’s website, www.sec.gov. In addition, Wachovia makes available on www.wachovia.com (i) its Corporate Governance Guidelines, (ii) its Director Independence Standards, (iii) its Code of Conduct & Ethics, which applies to its directors and all employees, and (iv) the charters of the Audit, Management Resources & Compensation, and Corporate Governance & Nominating Committees of its Board of Directors. These materials also are available free of charge in print to stockholders who request them by writing to: Investor Relations, Wachovia Corporation, 301 South College Street, Charlotte, North Carolina 28288-0206. Wachovia also makes available through our website statements of beneficial ownership of Wachovia’s equity securities filed by our directors, officers and 10% or greater shareholders under Section 16 of the Securities Exchange Act of 1934. The information on our website is not incorporated by reference into this report.
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
Bank Holding Company Activities
General
As a financial holding company and a bank holding company, Wachovia is regulated under the Bank Holding Company Act of 1956, as well as other federal and state laws governing the banking business. The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) is the primary regulator of Wachovia, and supervises our activities on a continual basis. Our subsidiaries are also subject to regulation and supervision by various regulatory authorities, including the Federal Reserve Board, the Comptroller of the Currency (the “Comptroller”), the Office of Thrift Supervision (the “OTS”) and the Federal Deposit Insurance Corporation (the “FDIC”).
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
Subsidiary Dividends
Wachovia is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of our revenues results from amounts paid as dividends to us by our bank subsidiaries. The Comptroller’s prior approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, our federal savings banks must file a notice with the OTS at least 30 days prior to paying a dividend to their parent company.
Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2006, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $7.9 billion to us during 2007. This amount is not necessarily indicative of amounts that may be available in future periods. In 2006, our subsidiaries paid $4.3 billion in cash dividends to us.
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
Capital Requirements
Federal banking regulators have adopted risk-based capital and leverage guidelines that require that our capital-to-assets ratios meet certain minimum standards. Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles (“tier 1 capital”). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“tier 2 capital”, and together with tier 1 capital, “total capital”). At December 31, 2006, our tier 1 capital and total capital ratios were 7.42% and 11.33%, respectively.
In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2006, was 6.01%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.
Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller, the OTS or other applicable regulatory agency. Neither the Comptroller, the OTS nor such other applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 17 on page 58 in the Annual Report and incorporated herein by reference.
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
Changes to the risk-based capital regime are frequently proposed or implemented. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. Please see “Regulatory Matters” on page 42 in the Annual Report, incorporated herein by reference, for additional information on the Basel Committee.
Bank Activities
General
WBNA and our other national bank subsidiaries are subject to the provisions of the National Bank Act, are under the supervision of, and subject to periodic examination by, the Comptroller, and are subject to the rules and regulations of the Comptroller, the Federal Reserve Board, and the FDIC. World Savings Bank, FSB and World Savings Bank (Texas), FSB are under the supervision of, and subject to periodic examination by, the OTS, and are subject to the rules and regulations of the OTS, the Federal Reserve Board, and the FDIC. WBNA’s operations in other countries are also subject to various restrictions imposed by the laws of those countries. In addition, all of our banks have FDIC insurance and are subject to the Federal Deposit Insurance Act (the “FDIA”).
Prompt Corrective Action
The FDIA, among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five tiers for FDIC-insured banks: (i) “well capitalized” if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2006, all of our deposit-taking subsidiary banks had capital levels that qualify them as being “well capitalized” under those regulations.

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
Additional Information
Additional information related to certain accounting and regulatory matters is set forth on pages 16 through 19, and on pages 40 through 42 in the Annual Report and incorporated herein by reference.
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
ITEM 1B.      UNRESOLVED STAFF COMMENTS.
None.
ITEM 2.      PROPERTIES.
As of December 31, 2006, we and our subsidiaries owned 2,057 locations and leased 4,324 locations in 48 states, Washington, D.C., Puerto Rico and 35 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as Wachovia’s administrative headquarters, as well as the headquarters of WBNA, Wachovia Mortgage Corporation, Wachovia Capital Markets, LLC, World Savings Bank, FSB and most of our non-banking subsidiaries. That multi-office complex is used as administrative headquarters for our General Bank, Corporate and Investment Bank, Capital Management and the Parent segments as identified in our Annual Report. Wachovia’s Wealth Management segment, as identified in our Annual Report, has its principal administrative offices in a multi-office complex in Winston-Salem, North Carolina.
Some of our non-banking subsidiaries have principal administrative offices in other cities in the United States. The principal administrative offices of our retail securities brokerage operations are in Richmond, Virginia. The principal administrative offices of our mutual fund operations are in Boston, Massachusetts. Certain of our institutional securities operations are conducted in offices in New York, New York. Certain of the administrative functions for World Savings Bank, FSB are conducted in offices in Oakland, California. The vast majority of our leased and owned properties are used for our branch banking operations and retail securities brokerage offices. Additional information relating to our lease commitments is set forth in Note 20 on page 120 in the Annual Report and incorporated herein by reference.
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
     Financial Advisor Wage/Hour Class Action Litigation. Wachovia Securities, LLC, Wachovia’s retail securities brokerage subsidiary, is a defendant in multiple state and nationwide putative class actions alleging unpaid overtime wages and improper wage deductions for financial advisors. In December 2006 and January 2007, related cases pending in U.S. District courts in several states were consolidated for case administrative purposes in the U.S. District Court for the Central District of California pursuant to two orders of the Multi-District Litigation Panel. There is an additional case alleging a statewide class under California law, which is currently pending before the California Court of Appeals. Wachovia believes that it has meritorious defenses to the claims asserted in these lawsuits, which are part of an industry trend of related wage/hour class action litigation, and intends to defend vigorously the cases.
     Adelphia Litigation. Certain Wachovia affiliates are defendants in an adversary proceeding previously pending in the United States Bankruptcy Court for the Southern District of New York related to the bankruptcy of Adelphia Communications Corporation (“Adelphia”). In February 2006, an order was entered moving the case to the United States District Court for the Southern District of New York. The Official Committee of Unsecured Creditors in Adelphia’s bankruptcy case has filed claims on behalf of Adelphia against over 300 financial services companies, including the Wachovia affiliates. The complaint asserts claims against the defendants under state law, bankruptcy law and the Bank Holding Company Act and seeks equitable relief and an unspecified amount of compensatory and punitive damages. The Official Committee of Equity Security Holders has sought leave to intervene in that complaint and sought leave to bring additional claims against certain of the financial services companies, including the Wachovia affiliates, including additional federal and state claims. On August 30, 2005, the bankruptcy court granted the creditors’ committee and the equity holders’ committee standing to proceed with their claims. Wachovia and other defendants have filed motions to dismiss the complaints.
     In addition, certain affiliates of Wachovia, together with numerous other financial services companies, have been named in several private civil actions by investors in Adelphia debt and/or equity securities, alleging among other claims, misstatements in connection with Adelphia securities offerings between 1997 and 2001. Wachovia affiliates acted as an underwriter in certain of those securities offerings, as agent and/or lender for certain Adelphia credit facilities, and as a provider of Adelphia’s treasury/cash management services. These complaints, which seek unspecified damages, have been consolidated in the United States District Court for the Southern District of New York. In separate orders entered in May and July 2005, the District Court dismissed a number of the securities law claims asserted against Wachovia, leaving some securities law claims pending. Wachovia still has a pending motion to dismiss with respect to these claims. On June 15, 2006, the District Court signed the preliminary order with respect to a proposed settlement of the securities class action pending against Wachovia and the other financial services companies. At a fairness hearing on the settlement on November 10, 2006, the District Court approved the settlement. Wachovia’s share of the settlement, $1.173 million, was paid in November 2006. The other private civil actions have not been settled.
     Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to market-timing, sales practices and record retention. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, is cooperating with the investigations, and where appropriate, is engaging in discussions to resolve the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate.
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
Our common stock is listed on the NYSE. Table 6 on page 49 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2006, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2006, there were 173,486 holders of record of the common stock.
In connection with the merger with Legacy Wachovia, holders of shares of Legacy Wachovia common stock elected to receive, in addition to 2 shares of Wachovia common stock, either a one-time $0.48 cash payment or 2 shares of a new class of Wachovia preferred stock. At December 31, 2006, 96,536,312 Wachovia Dividend Equalization Preferred shares (“DEPs”) were outstanding. Because Wachovia paid common stock dividends equal to $1.25 per share in the four quarters of 2003, holders of DEPs are no longer entitled to receive any dividend on the DEPs and Wachovia has ceased to pay any such dividends. The DEPs are not listed on a national securities exchange and have no voting rights.
Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Business — Supervision and Regulation; Payment of Dividends” and in Note 22 on page 127 in the Annual Report and incorporated herein by reference.
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
The complete terms of the rights are contained in the Shareholder Protection Rights Agreement. The foregoing description of the rights and the rights agreement is qualified in its entirety by reference to the agreement. A copy of the rights agreement can be obtained upon written request to Wachovia Bank, National Association, 301 South College Street, Charlotte, North Carolina 28288-0206.
Additional information relating to our common stock and the DEPs is set forth in Note 12 on pages 96 through 98 in the Annual Report and incorporated herein by reference.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2006, Wachovia repurchased 82 million shares of Wachovia common stock, all but 3.3 million of such repurchases were in the open market, at an average cost of $54.96 per share. Please see “Stockholders’ Equity” on page 31 in the Annual Report for additional information about Wachovia’s share repurchases in 2006. The following table sets forth information about our stock repurchases for the three months ended December 31, 2006.

Issuer Repurchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the
	Shares Purchased	Paid	Announced Plans	Plans or Programs
Period (1)	(2)	per Share	or Programs (3)	(3)
October 1, 2006 to October 31, 2006	6,000,000	$55.29	6,000,000	42,563,415
November 1, 2006 to November 30, 2006	1,050,000	54.84	1,050,000	41,513,415
December 1, 2006 to December 31, 2006	—	—	—	41,513,415

Total	7,050,000	55.22	7,050,000	41,513,415

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: October 2006 – open market repurchases: 6,000,000 shares; and November 2006 – open market repurchases: 1,050,000 shares.

In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended December 31, 2006, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: October 2006 – 20,621 shares at an average price per share of $55.31; November 2006 – 9,528 shares at an average price per share of $55.43; and December 2006 – 24,697 shares at an average price per share of $55.98.

(3)	On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of December 31, 2006, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 41.5 million shares remaining under the August 2005 authorization.
Performance Graph
In response to this Item, the information set forth in the table on page 2 in the Annual Report under the caption “Total Return 2001-2006” and in Table 2 on page 46 in the Annual Report under the caption “Total Return Performance” is incorporated herein by reference.
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
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In response to this Item, the information set forth on pages 33 through 39 and in Note 4 on page 81, in Note 19 on page 112, and in Note 20 on page 120 in the Annual Report is incorporated herein by reference.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
In response to this Item, the information set forth in Table 6 on page 49 and on pages 62 through 129 in the Annual Report is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A.      CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K, Wachovia maintained effective disclosure controls and procedures.
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
Under the supervision and with the participation of management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, Wachovia conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s report on internal control over financial reporting is set forth on page 62 in Wachovia’s 2006 Annual Report, which is included as Exhibit (13) to this Annual Report on Form 10-K, and is incorporated herein by reference. Management’s assessment of the effectiveness of Wachovia’s internal control over financial reporting has been audited by KPMG LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 63 in Wachovia’s 2006 Annual Report and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.
ITEM 9B.      OTHER INFORMATION.
None.
PART III
ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Our executive officers are generally elected to their offices for one-year terms at the board of directors meeting in April of each year. The terms of any executive officers elected after that date expire at the same time as the terms of the executive officers elected on that date. The names of each of our current executive officers, their ages, their positions with us, and, if different, their business experience during the past five years, are as follows:
G. Kennedy Thompson (56). Chairman, since February 2003, Chief Executive Officer, and President. Also Chairman, from

March 2001 to September 2001. Also, a director of Wachovia.
David M. Carroll (49). Senior Executive Vice President, since September 2001.
Stephen E. Cummings (51). Senior Executive Vice President, since February 2002. Previously, Senior Vice President of Wachovia Securities, Inc. (formerly named First Union Securities, Inc.) and Co-Head, Corporate and Investment Bank, from January 2000 to February 2002.
Gerald A. Enos, Jr. (47). Senior Executive Vice President, since April 2006. Previously, Executive Vice President, Head of Operations, from August 2005 to March 2006, and Executive Vice President, Head of Enterprise Support Services from September 2001 to July 2005.
Benjamin P. Jenkins, III (62). Vice Chairman, since December 2005. Previously, Senior Executive Vice President, from September 2001 to December 2005.
Stanhope A. Kelly (49). Senior Executive Vice President, since September 2001.
Shannon W. McFayden (46). Senior Executive Vice President, since February 2004. Previously, Executive Vice President, Director Community Affairs, from December 2003 to February 2004, and Senior Vice President, Director of Community Affairs, from September 2001 to December 2003.
Mark C. Treanor (60). Senior Executive Vice President, Secretary and General Counsel, since September 2001.
Donald K. Truslow (48). Senior Executive Vice President, since September 2001.
Thomas J. Wurtz (44). Senior Executive Vice President and Chief Financial Officer, since January 2006. Previously, Executive Vice President and Treasurer, from October 2002 to January 2006, and Senior Vice President and Treasurer prior to October 2002.
Wallace D. Malone, Jr. was Vice Chairman and a director of Wachovia prior to his retirement in January 2006. Robert P. Kelly was Senior Executive Vice President and Chief Financial Officer prior to terminating his employment with Wachovia in February 2006. Jean E. Davis was Senior Executive Vice President prior to her retirement in May 2006. In addition to the foregoing, the information set forth in the Proxy Statement under the headings “General Information and Nominees”, “Board Matters – Committee Structure; Audit Committee”, “Corporate Governance Policies and Practices – Code of Conduct & Ethics”, and under the subheading “Section 16(a) Beneficial Ownership Reporting Compliance” under the heading “Other Matters Relating to Executive Officers and Directors and Related Party Transactions Policy” is incorporated herein by reference.
ITEM 11.      EXECUTIVE COMPENSATION.
In response to this Item, the information set forth in the Proxy Statement under the headings “Corporate Governance Policies and Practices – Compensation of Directors”, “Executive Compensation”, “Compensation Discussion & Analysis”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” is incorporated herein by reference.

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
Additional Information Regarding Wachovia’s Equity Compensation Plans
We maintain several equity compensation plans. Our current primary plan is the Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, which is used for stock awards to our executive officers as well as other key employees. Our shareholders approved the 2003 Plan at our 2003 annual shareholders’ meeting and approved the Amended and Restated 2003 Plan at a special shareholders’ meeting in August 2006. The 2003 Plan is the only plan Wachovia currently uses to make stock compensation awards. Prior to adopting the 2003 Plan, Wachovia utilized some equity compensation plans that were approved by our stockholders and some equity compensation plans that were not required to be approved by our stockholders. One such plan, named the Wachovia Stock Plan and referred to herein as the “Legacy Wachovia Stock Plan”, was approved by Legacy Wachovia stockholders in 1994. See “Material Features of Stock Plans Not Approved by Stockholders” below.
The following table gives information as of December 31, 2006 with respect to shares of our common stock that may be issued under existing stock incentive plans. The table does not include information with respect to shares subject to outstanding options granted under certain stock incentive plans assumed by Wachovia in connection with mergers and acquisitions of companies that originally granted those options, including Golden West and Westcorp. Footnote (5) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2006, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.
EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a)) (1)
Equity compensation plans approved by stockholders (2)	91,743,277	$44.01	116,367,892	(3)
Equity compensation plans not approved by stockholders (4)	8,391,750	$35.95	0
Total	100,135,027	$43.33	116,367,892

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
•	stock options,

•	stock appreciation rights, or

•	stock awards, including restricted stock awards, restricted stock units, performance stock awards, performance stock units or other awards based on or with a value tied to, shares of Wachovia common stock.

(2)	Consists of (A) the 2003 Plan which is currently in effect, and (B) Wachovia’s 1998 Stock Incentive Plan and 1996 Master Stock Compensation Plan, each of which was approved by stockholders; however, following adoption of the 2003 Plan, Wachovia cannot make new stock awards under these other plans. As of December 31, 2006, a total of 37,486,588 shares of Wachovia common stock were issuable upon the exercise of outstanding options under the plans set forth in (B) of the preceding sentence and the weighted average exercise price of those outstanding options is $39.90 per share.

(3)	Represents only shares available for issuance under the 2003 Plan.

(4)	Consists of the 2001 Stock Incentive Plan, the Employee Retention Stock Plan and the Legacy Wachovia Stock Plan, each discussed below under “Material Features of Stock Plans Not Approved by Stockholders”.

(5)	The table does not include information for stock incentive plans Wachovia assumed in connection with mergers and acquisitions of the companies that originally established those plans, except for the Legacy Wachovia Stock Plan. As of December 31, 2006, a total of 37,562,393 shares of common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $30.62 per share. No additional options may be granted under those assumed plans.
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
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
In response to this Item, the information set forth in the Proxy Statement under the headings “Corporate Governance Policies and Practices – Director Independence” and “Other Matters Relating to Executive Officers and Directors and Related Party Transactions Policy” is incorporated herein by reference.
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
PART IV
ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) Our consolidated financial statements, including the notes thereto and independent auditors’ report thereon, are set forth on pages 62 through 129 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION
Date: February 28, 2007
	By:	/s/ Peter M. Carlson
PETER M. CARLSON
SENIOR VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURE	CAPACITY

G. KENNEDY THOMPSON*	Chairman, President, Chief Executive Officer and Director

G. KENNEDY THOMPSON

THOMAS J. WURTZ*	Senior Executive Vice President and Chief Financial Officer

THOMAS J. WURTZ

PETER M. CARLSON*	Senior Vice President and Corporate Controller (Principal Accounting Officer)

PETER M. CARLSON

JOHN D. BAKER, II*	Director

JOHN D. BAKER, II

ROBERT J. BROWN*	Director

ROBERT J. BROWN

PETER C. BROWNING*	Director

PETER C. BROWNING

JOHN T. CASTEEN, III*	Director

JOHN T. CASTEEN, III

JEROME A. GITT*	Director

JEROME A. GITT

WILLIAM H. GOODWIN, JR.*	Director

WILLIAM H. GOODWIN, JR.

MARYELLEN C. HERRINGER*	Director

MARYELLEN C. HERRINGER

ROBERT A. INGRAM*	Director

ROBERT A. INGRAM

DONALD M. JAMES*	Director

DONALD M. JAMES

MACKEY J. MCDONALD*	Director

MACKEY J. MCDONALD

JOSEPH NEUBAUER*	Director

JOSEPH NEUBAUER

SIGNATURE	CAPACITY

TIMOTHY D. PROCTOR*	Director

TIMOTHY D. PROCTOR

ERNEST S. RADY*	Director

ERNEST S. RADY

VAN L. RICHEY*	Director

VAN L. RICHEY

RUTH G. SHAW*	Director

RUTH G. SHAW

LANTY L. SMITH*	Director

LANTY L. SMITH

JOHN C. WHITAKER, JR.*	Director

JOHN C. WHITAKER, JR.

DONA DAVIS YOUNG*	Director

DONA DAVIS YOUNG
*By Mark C. Treanor, Attorney-in-Fact

/s/ MARK C. TREANOR

MARK C. TREANOR
Date: February 28, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

(3)(a)	Restated Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s. 2002 Annual Report on Form 10-K.

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.

(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.

(3)(e)	Bylaws of Wachovia, as amended.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.

(4)(a)	Instruments defining the rights of the holders of Wachovia’s long-term debt.	*

(4)(b)	Wachovia’s Shareholder Protection Rights Agreement.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Current Report on Form 8-K dated December 20, 2000.

(10)(a)	Wachovia’s Deferred Compensation Plan for Officers.	Incorporated by reference to Exhibit (10)(b) to Legacy First Union’s 1988 Annual Report on Form 10-K.

(10)(b)	Wachovia’s Deferred Compensation Plan for Non-Employee Directors, as amended.	Incorporated by reference to Exhibit (10)(c) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(c)	Wachovia’s Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1997 Annual Report on Form 10-K.

(10)(d)	Wachovia’s Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia’s Current Report on Form 8-K dated January 5, 2005.

(10)(e)	Wachovia’s 1992 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.

(10)(f)	Wachovia’s Elective Deferral Plan.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Registration Statement No. 33-60913.

(10)(g)	Amendment 2005-1 to Wachovia’s Elective Deferral Plan.	Incorporated by reference to Exhibit (10)(e) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(h)	Wachovia’s 1996 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (10) to Legacy First Union’s 1996 First Quarter Report on Form 10-Q.

(10)(i)	Wachovia’s 1998 Stock Incentive Plan, as amended. on Form 10-K.	Incorporated by reference to Exhibit (10)(j) to Wachovia’s 2001 Annual Report

(10)(j)	Termination Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(f) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(k)	Employment Agreement between Wachovia and Thomas J. Wurtz.	Incorporated by reference to Exhibit (10) to Wachovia’s Current Report on Form 8-K dated December 1, 2006.

(10)(l)	Employment Agreements between Wachovia and Benjamin P. Jenkins, III and Stephen E. Cummings.	Incorporated by reference to Exhibit (10) to Wachovia’s 2002 Second Quarter Report on Form 10-Q.

(10)(m)	Employment Agreement between Wachovia and Robert P. Kelly.	Incorporated by reference to Exhibit (10)(n) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(n)	Employment Agreement between Wachovia and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2004 Annual Report on Form 10-K.

(10)(o)	Employment Agreement between Wachovia and Jean E. Davis.	Filed herewith.

(10)(p)	Amendment No. 1 to Employment Agreement between Wachovia and Jean E. Davis.	Filed herewith.

(10)(q)	Amendment No. 1 to Employment Agreements between Wachovia and Benjamin P. Jenkins, III, David M. Carroll, Stephen E. Cummings and Robert P. Kelly.	Incorporated by reference to Exhibit (10)(a) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(r)	Form of Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2001 Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION	LOCATION

(10)(s)	Amendment No. 2 to Employment Agreement between Wachovia and Jean E. Davis.	Filed herewith.

(10)(t)	Form of Amendment to Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(c) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(u)	Letter from Wachovia to Robert P. Kelly, dated January 31, 2006.	Incorporated by reference to Exhibit (10)(c) to Wachovia’s Current Report on Form 8-K dated January 31, 2006.

(10)(v)	Wachovia’s Senior Management Incentive Plan.	Incorporated by reference to Exhibit (10)(t) to Legacy First Union’s 2000 Annual Report on Form 10-K.

(10)(w)	Senior Executive Retirement Agreement between Legacy Wachovia and Jean E. Davis.	Incorporated by reference to Exhibit 10.14 to Legacy Wachovia’s 2000 Annual Report on Form 10-K.

(10)(x)	Amendment No. 1 to Senior Executive Retirement Agreement Between Wachovia and Jean E. Davis.	Filed herewith.

(10)(y)	Form of Senior Executive Retirement Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.15 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.

(10)(z)	Wachovia’s Amended and Restated Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.2 to Legacy Wachovia’s 2000 First Quarter Report on Form 10-Q.

(10)(aa)	Wachovia’s 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia’s 2001 Annual Report on Form 10-K.

(10)(bb)	Wachovia’s Stock Plan, as amended and restated.	Incorporated by reference to Exhibit 10.23 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(cc)	Wachovia’s Executive Long-Term Disability Income Plan.	Incorporated by reference to Exhibit 10.34 to Legacy Wachovia’s 1997 Annual Report on Form 10-K.

(10)(dd)	Form of Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.39 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(ee)	Form of Non-Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.40 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.

(10)(ff)	Form of Split Dollar Life Insurance Agreement between Wachovia and G. Kennedy Thompson, Benjamin P. Jenkins, III, and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ee) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(gg)	Wachovia’s Employee Retention Stock Plan.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(hh)	Wachovia’s Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2002 Annual Report on Form 10-K.

(10)(ii)	Wachovia’s 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia’s 2003 First Quarter Report on Form 10-Q.

(10)(jj)	Amended and Restated Wachovia’s 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia’s Registration Statement on Form S-4 (Reg. No. 333-134656). Filed with the Commission on July 24, 2006.

(10)(kk)	Split-Dollar Life Insurance Termination Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(ll)	Insurance Bonus Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(mm)	Form of Split-Dollar Life Insurance Termination Agreement between Wachovia and certain Executive Officers of Wachovia, including David M. Carroll.	Incorporated by reference to Exhibit (10)(hh) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(nn)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Robert P. Kelly and Stephen E. Cummings.	Incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(oo)	Split-Dollar Insurance Special Election Form between Wachovia and Benjamin P. Jenkins, III.	Incorporated by reference to Exhibit (10)(jj) to Wachovia’s 2003 Annual Report on Form 10-K.

(10)(pp)	Split Dollar Life Insurance Termination Agreement between Wachovia and Jean E. Davis.	Filed herewith.

EXHIBIT NO.	DESCRIPTION	LOCATION

(10)(qq)	Insurance Bonus Agreement between Wachovia and Jean E. Davis.	Filed herewith.

(10)(rr)	SouthTrust Corporation Long-Term Incentive Plan.	Incorporated by reference to Exhibit 2 to SouthTrust’s 2000 Proxy Statement on Schedule 14A, filed March 6, 2000.

(10)(ss)	SouthTrust Corporation Amended and Restated Senior Officer Performance Incentive Plan.	Incorporated by reference to Appendix B to SouthTrust’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004.

(10)(tt)	SouthTrust Corporation Performance Incentive Retirement Benefit Plan.	Incorporated by reference to Exhibit (10)(d) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(uu)	Amended and Restated SouthTrust Corporation Deferred Compensation Plan, as amended and restated.	Incorporated by reference to Exhibit (99)(c) to Wachovia’s Current Report on Form 8-K dated May 2, 2005.

(10)(vv)	SouthTrust Corporation Enhanced Retirement Benefit Plan, as amended and restated	Incorporated by reference to Exhibit (10)(f) to Wachovia’s Current Report on Form 8-K dated May 2, 2005.

(10)(ww)	SouthTrust Corporation Wallace D. Malone, Jr., Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(g) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(xx)	Amendment 2005-1 to SouthTrust Corporation Wallace D. Malone, Jr. Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(yy)	Amended and Restated SouthTrust Corporation Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(h) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(zz)	SouthTrust Corporation Wallace D. Malone, Jr., Second Nonqualified Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(i) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(aaa)	Amended and Restated Employment Agreement for Wallace D. Malone, Jr.	Incorporated by reference to Exhibit (10)(n) to SouthTrust’s 2001 Annual Report on Form 10-K.

(10)(bbb)	Amendment No. 1 to Amended and Restated Employment Agreement for Wallace D. Malone, Jr.	Incorporated by reference to Exhibit (10)(b) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.

(10)(ccc)	Amendment No. 2 to Amended and Restated Employment Agreement for Wallace D. Malone, Jr.	Incorporated by reference to Exhibit (10)(a) to Wachovia’s Current Report on Form 8-K dated January 3, 2006.

(10)(ddd)	SouthTrust Corporation Executive Management Retirement Plan.	Incorporated by reference to Exhibit (10)(a) to SouthTrust’s 2002 First Quarter Report on Form 10-Q.

(10)(eee)	SouthTrust Corporation 2004 Long-Term Incentive Plan.	Incorporated by reference to Appendix C to SouthTrust’s 2004 Proxy Statement on Schedule 14A, filed March 8, 2004.

(10)(fff)	Form of stock award agreements for Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ss) to Wachovia’s 2004 Annual Report on Form 10-K.

(10)(ggg)	Wachovia Corporation Executive Severance Pay Plan.	Incorporated by reference to Exhibit (99)(a) to Wachovia’s Current Report on Form 8-K dated May 2, 2005.

(10)(hhh)	Compensation for Non-Employee Directors of Wachovia.	Incorporated by reference to Wachovia’s Current Report on Form 8-K dated June 22, 2005.

(10)(iii)	Ernest S. Rady compensation arrangement.	Incorporated by reference to Exhibit (10)(b) to Wachovia’s 2006 Third Quarter Report on Form 10-Q.

(10)(jjj)	Legacy First Union Benefit Restoration Plan.	Filed herewith.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Filed herewith.

(13)	Wachovia’s 2006 Annual Report to Stockholders.**	Filed herewith.

(21)	List of Wachovia’s subsidiaries.	Filed herewith.

(23)	Consent of KPMG LLP.	Filed herewith.

(24)	Power of Attorney.	Filed herewith.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

EXHIBIT NO.	DESCRIPTION	LOCATION

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(99)(a)	Declaration of Covenant of Wachovia, dated February 1, 2006.	Incorporated by reference to Exhibit 99.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.

(99)(b)	Replacement Capital Covenant of Wachovia, dated February 15, 2007.	Incorporated by reference to Exhibit 99.1 to Wachovia’s Current Report on Form 8-K dated February 15, 2007.

*	We agree to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries’ long-term debt.

**	Except for those portions of the Annual Report that are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the SEC only and is not to be deemed “filed” as part of this Form 10-K.