Form 10-Q
period 2007-03-31
WACHOVIA CORP NEW
filed 2007-05-04
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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
Large accelerated filer☑          Accelerated filer☐          Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
1,913,353,379 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of March 31, 2007.

PART I — FINANCIAL INFORMATION
Forward-Looking Statements
Wachovia Corporation (formerly named First Union Corporation, “Wachovia”) may from time to time make written or oral forward-looking statements, including statements contained in Wachovia’s filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to stockholders and in other Wachovia communications. These statements relate to future, not past, events.
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

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at March 31, 2007, and December 31, 2006, respectively, set forth on page 55 of Wachovia’s First Quarter 2007 Financial Supplement for the three months ended March 31, 2007 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three months ended March 31, 2007 and 2006, set forth on page 56 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the three months ended March 31, 2007 and 2006, set forth on page 57 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 58 through 76 of the Financial Supplement, are incorporated herein by reference.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 20 through 22, pages 60 and 61, and pages 71 through 75 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2006.
     Interchange Litigation. Wachovia Bank, N.A. and Wachovia are named as defendants in seven putative class actions filed on behalf of a plaintiff class of merchants with regard to the interchange fees associated with Visa and Mastercard payment card transactions. These actions have been consolidated with more than 40 other actions, which did not name Wachovia as a defendant, in the United Stated District Court for the Eastern District of New York. Visa, Mastercard and several banks and bank holding companies are named as defendants in various of these actions which were consolidated before the Court pursuant to orders of the Judicial Panel on Multidistrict Litigation. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, Mastercard and their member banks unlawfully collude to set interchange fees. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. The payment card association defendants and banking defendants are aggressively defending the consolidated action.
     Le-Nature’s, Inc. Wachovia Bank, N.A. is the administrative agent on a $285 million credit facility extended to Le-Nature’s, Inc. in September 2006, of which approximately $262 million was syndicated to other lenders by Wachovia Capital Markets, LLC as Lead Arranger and Sole Bookrunner. Le-Nature’s filed a Chapter 11 bankruptcy petition in October 2006 in U.S. Bankruptcy Court in Pittsburgh, Pennsylvania following a report by a court-appointed custodian in a proceeding in Delaware that revealed fraud and significant accounting irregularities on the part of Le-Nature’s management, including maintenance of a dual set of financial records. On March 14, 2007, Wachovia filed an action against several hedge funds in Superior Court for the State of North Carolina entitled Wachovia Bank, National Association and Wachovia Capital Markets LLC v. Harbinger Capital Partners Master Fund I, Ltd. et al., alleging that the hedge fund defendants had acquired a significant quantity of the outstanding debt with full knowledge of the Le-Nature’s fraud and with the intention of pursuing alleged fraud and other tort claims against Wachovia purportedly related to its role in the Le-Nature’s credit facility. The assertion of such claims would constitute a violation of North Carolina’s legal and public policy prohibitions on champerty and maintenance. A preliminary injunction has been entered by the Court that, among other things, prohibits defendants from asserting any such claims in any other forum, but allowing these defendants to bring any claims they believe they possess against Wachovia as compulsory counterclaims in the North Carolina action. Wachovia, which itself was victimized by the Le-Nature’s fraud, will pursue its rights against Le-Nature’s and in this litigation vigorously.
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
Item 1A. Risk Factors.
     Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2006, Wachovia repurchased 82 million shares of Wachovia common stock, all but 3.3 million of such repurchases were in the open market, at an average cost of $54.96 per share. Please see “Stockholders’ Equity” in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the first quarter of 2007. The following table sets forth information about our stock repurchases for the three months ended March 31, 2007.
Issuer Repurchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
	Total Number of	Average	Announced	Under the
	Shares Purchased	Price Paid	Plans or	Plans or
Period (1)	(2)	per Share	Programs (3)	Programs (3)
January 1, 2007 to January 31, 2007	850,000	$56.43	850,000	40,663,415
February 1, 2007 to February 28, 2007	3,150,000	57.22	3,150,000	37,513,415
March 1, 2007 to March 31, 2007	1,000,000	55.40	1,000,000	36,513,415
Total	5,000,000	$56.72	5,000,000	36,513,415

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: January 2007 — open market repurchases: 850,000 shares; February 2007 — open market repurchases: 3.15 million shares; and March 2007 — open market repurchases: 1.0 million shares.
     In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended March 31, 2007, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: January 2007 — 72,318 shares at an average price per share of $56.84; February 2007 — 32,475 shares at an average price per share of $57.64;

and March 2007 — 18,586 shares at an average price per share of $55.80.

(3)	On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of March 31, 2007, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 36.5 million shares remaining under the August 2005 authorization.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders of Wachovia held on April 17, 2007, the following proposals were submitted to a vote of the holders of Wachovia’s common stock voting as indicated:
     1. Approval of a proposal to elect the following individuals as directors of Wachovia:

	FOR	WITHHELD
Class III directors:
John T. Casteen, III	1,572,172,239	87,456,648
Maryellen C. Herringer	1,580,835,949	78,792,938
Joseph Neubauer	1,521,928,052	137,700,836
Timothy D. Proctor	1,571,134,398	88,494,489
Van L. Richey	1,583,047,881	76,581,006
Dona Davis Young	1,582,316,659	77,312,229

Class I director:
Ernest S. Rady	1,573,445,108	86,183,780

Class II director:
Jerry Gitt	1,581,020,685	78,608,203
     2. Approval of a proposal to amend Wachovia’s articles of incorporation to eliminate the provisions classifying the terms of the board of directors:

FOR	AGAINST	ABSTAIN
1,613,925,507	29,283,175	16,420,206
     3. Approval of a proposal to amend Wachovia’s articles of incorporation to provide for majority voting in uncontested director elections:

FOR	AGAINST	ABSTAIN
1,618,384,625	25,350,187	15,894,076

     4. Approval of a proposal to ratify the appointment of KPMG LLP as Wachovia’s auditors for 2007:

FOR	AGAINST	ABSTAIN
1,623,452,557	23,069,879	13,106,452
     5. Disapproval of a stockholder proposal regarding non-binding stockholder vote ratifying executive compensation:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
494,359,888	783,659,990	77,333,189	304,275,821

     6. Disapproval of a stockholder proposal regarding qualifications of director nominees:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
60,805,645	1,266,290,732	28,256,690	304,275,821
     7. Disapproval of a stockholder proposal regarding reporting political contributions:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
147,963,867	1,038,286,676	169,102,524	304,275,821
     8. Disapproval of a stockholder proposal regarding separating the offices of Chairman and Chief Executive Officer:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
212,160,445	1,093,054,464	50,138,158	304,275,821

Item 5. Other Information.
     Not applicable.
Item 6. Exhibits.

Exhibit No.	Description
(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)

(3)(e)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(3)(f)	Wachovia’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(4)	Instruments defining the rights of security holders, including indentures.*

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s First Quarter 2007 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation

Date: May 4, 2007
	By:	/s/ Peter M. Carlson
Peter M. Carlson Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)

(3)(e)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(3)(f)	Wachovia’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(4)	Instruments defining the rights of security holders, including indentures.*

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s First Quarter 2007 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.