Form 10-Q
period 2007-06-30
WACHOVIA CORP NEW
filed 2007-07-30
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
1,903,014,678 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of June 30, 2007.

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business, including without limitation, (i) statements relating to the benefits of the merger between Wachovia and Golden West Financial Corporation (the “Golden West Merger”) completed on October 1, 2006, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Golden West Merger, (ii) statements relating to the benefits of the pending merger between Wachovia and A.G. Edwards, Inc. (the “A.G. Edwards Merger” and together with the Golden West Merger, the “Mergers”), announced on May 31, 2007, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the A.G. Edwards Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). Actual results may differ from those set forth in the forward-looking statements.
The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia and Golden West in connection with the Golden West Merger or the businesses of Wachovia and A.G. Edwards in connection with the A.G. Edwards Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Mergers may not be fully realized or realized within the expected time frame; (3) revenues following the Mergers may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Mergers, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at June 30, 2007, and December 31, 2006, respectively, set forth on page 62 of Wachovia’s Second Quarter 2007 Financial Supplement for the six months ended June 30, 2007 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and six months ended June 30, 2007 and 2006, set forth on page 63 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the six months ended June 30, 2007 and 2006, set forth on page 64 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 65 through 84 of the Financial Supplement, are incorporated herein by reference.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 20 through 22, pages 67 and 68, and pages 79 through 83 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2006 and Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.
     Adelphia Litigation. Certain Wachovia affiliates are defendants in an adversary proceeding previously pending in the United States Bankruptcy Court for the Southern District of New York related to the bankruptcy of Adelphia Communications Corporation (“Adelphia”). In February 2006, an order was entered moving the case to the United States District Court for the Southern District of New York. The Official Committee of Unsecured Creditors in Adelphia’s bankruptcy case has filed claims on behalf of Adelphia against over 300 financial services companies, including the Wachovia affiliates. The complaint asserts claims against the defendants under state law, bankruptcy law and the Bank Holding Company Act and seeks equitable relief and an unspecified amount of compensatory and punitive damages. The Official Committee of Equity Security Holders has sought leave to intervene in that complaint and sought leave to bring additional claims against certain of the financial services companies, including the Wachovia affiliates, including additional federal and state claims. On August 30, 2005, the bankruptcy court granted the creditors’ committee and the equity holders’ committee standing to proceed with their claims. On June 11, 2007, the court granted in part and denied in part the motions to dismiss filed by Wachovia and other defendants. On July 11, 2007, Wachovia and other defendants requested leave to appeal the partial denial of the motions to dismiss.
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
Item 1A. Risk Factors.
     Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
     In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2006, Wachovia repurchased 82 million shares of Wachovia common stock, all but 3.3 million of such repurchases were in the open market, at an average cost of $54.96 per share. Please see “Stockholders’ Equity” in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the second quarter of 2007. The following table sets forth information about our stock repurchases for the three months ended June 30, 2007.
Issuer Repurchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
	Total Number of	Average	Announced	Under the
	Shares Purchased	Price Paid	Plans or	Plans or
Period (1)	(2)	per Share	Programs (3)	Programs (3)
April 1, 2007 to April 30, 2007	5,800,000	$55.55	5,800,000	30,713,415
May 1, 2007 to May 31, 2007	4,663,000	56.05	4,663,000	26,050,415
June 1, 2007 to June 30, 2007	2,608,000	53.61	2,608,000	23,442,415
Total	13,071,000	$55.34	13,071,000	23,442,415

(1)	Based on trade date, not settlement date.

(2)	All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: April 2007 — open market repurchases: 5.8 million shares; May 2007 — open market repurchases: 4.7 million shares; and June 2007 — open market repurchases: 2.6 million shares.

In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended June 30, 2007, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: April 2007 — 45,897 shares at an average price per share of $54.76; May 2007 — 12,852 shares at an average price per share of $54.96; and June 2007 — none.

(3)	On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of June 30, 2007, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 23.4 million shares remaining under the August 2005 authorization.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit No.	Description
(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)

(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(3)(f)	Wachovia’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(4)	Instruments defining the rights of security holders, including indentures.*

(10)	Schedule of Fees Payable to Non-Employee Members of the Wachovia Corporation Board of Directors.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s Second Quarter 2007 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Wachovia Corporation

Date: July 30, 2007
	By:	/s/ Peter M. Carlson
Peter M. Carlson
Senior Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)

(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)

(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(3)(f)	Wachovia’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)

(4)	Instruments defining the rights of security holders, including indentures.*

(10)	Schedule of Fees Payable to Non-Employee Members of the Wachovia Corporation Board of Directors.

(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.

(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

(19)	Wachovia’s Second Quarter 2007 Financial Supplement.

(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.