Form 10-Q
period 2007-09-30
WACHOVIA CORP NEW
filed 2007-11-09
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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
Large accelerated filer ☒                      Accelerated filer ☐                      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
1,900,824,730 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of September 30, 2007.

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business, including without limitation, (i) statements relating to the benefits of the merger between Wachovia and Golden West Financial Corporation (the “Golden West Merger”) completed on October 1, 2006, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Golden West Merger, (ii) statements relating to the benefits of the merger between Wachovia and A.G. Edwards, Inc. (the “A.G. Edwards Merger” and together with the Golden West Merger, the “Mergers”), completed on October 1, 2007, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the A.G. Edwards Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). Actual results may differ from those set forth in the forward-looking statements.
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

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2007, and December 31, 2006, respectively, set forth on page 72 of Wachovia’s Third Quarter 2007 Financial Supplement for the nine months ended September 30, 2007 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and nine months ended September 30, 2007 and 2006, set forth on page 73 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2007 and 2006, set forth on page 74 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 75 through 92 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 32 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 28 through 30, pages 78 and 79, and pages 88 through 92 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2007, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2006 and Wachovia’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007.
     Le-Nature’s, Inc. Wachovia Bank, N.A. is the administrative agent on a $285 million credit facility extended to Le-Nature’s, Inc. in September 2006, of which approximately $270 million was syndicated to other lenders by Wachovia Capital Markets, LLC as Lead Arranger and Sole Bookrunner. Le-Nature’s was the subject of a Chapter 7 bankruptcy petition which was converted to a Chapter 11 bankruptcy petition in November 2006 in U.S. Bankruptcy Court in Pittsburgh, Pennsylvania following a report by a court-appointed custodian in a proceeding in Delaware that revealed fraud and significant accounting irregularities on the part of Le-Nature’s management, including maintenance of a dual set of financial records. On March 14, 2007, Wachovia filed an action against several hedge funds in Superior Court for the State of North Carolina entitled Wachovia Bank, National Association and Wachovia Capital Markets LLC v. Harbinger Capital Partners Master Fund I, Ltd. et al., alleging that the hedge fund defendants had acquired a significant quantity of the outstanding debt with full knowledge of the Le Nature’s fraud and with the intention of pursuing alleged fraud and other tort claims against Wachovia purportedly related to its role in the Le-Nature’s credit facility. The assertion of such claims would constitute a violation of North Carolina’s legal and public policy prohibitions on champerty and maintenance. A preliminary injunction has been entered by the Court that, among other things, prohibits defendants from asserting any such claims in any other forum, but allowing these defendants to bring any claims they believe they possess against Wachovia as compulsory counterclaims in the North Carolina action. On September 18, 2007, these defendants filed an action in the U.S. District Court for the Southern District of New York against Wachovia Capital Markets LLC, a third party and two members of Le-Nature’s management asserting claims arising under federal RICO laws. Three original purchasers of the debt also joined the action and asserted various tort claims, including fraud. Wachovia has filed a motion in the North Carolina court seeking to have these defendants held in contempt for violating the preliminary injunction and is seeking dismissal of the New York action. Wachovia, which itself was victimized by the Le-Nature’s fraud, will pursue its rights against Le-Nature’s and in this litigation vigorously.
     Interchange Litigation. Wachovia Bank, N.A. and Wachovia are named as defendants in seven putative class actions filed on behalf of a plaintiff class of merchants with regard to the interchange fees associated with Visa and Mastercard payment card transactions. These actions have been consolidated with more than 40 other actions, which did not name Wachovia as a defendant, in the United States District Court for the Eastern District of New York. Visa, Mastercard and several banks and bank holding companies are named as defendants in various of these actions which were consolidated before the Court pursuant to orders of the Judicial Panel on Multidistrict Litigation. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, Mastercard and their member banks unlawfully collude to set interchange fees.

Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. The payment card association defendants and banking defendants are aggressively defending the consolidated action. Wachovia, along with other members of Visa, is a party to Loss and Judgment Sharing Agreements, which provide that Wachovia, along with other member banks of Visa, will share, based on a formula, in any losses in connection with certain litigation specified in the Agreements, including the Interchange Litigation. On November 7, Visa announced that it had reached a settlement with American Express in connection with certain litigation which is covered by Wachovia’s obligations as a Visa member bank and by the Loss Sharing Agreement. For additional information, please refer to Management’s Discussion and Analysis beginning on page 2 of Exhibit 19 to this Quarterly Report on Form 10-Q.
     Other Regulatory Matters. In connection with the previously disclosed SEC staff investigation of alleged market-timing transactions between certain of Wachovia’s investment advisory subsidiaries (including Evergreen Investment Management Company, LLC, the “Evergreen entities”) and Wachovia Securities LLC, on September 19, 2007, the SEC reached a settlement with the Evergreen entities and Wachovia Securities, LLC. Without admitting or denying the SEC’s findings, the firms agreed to pay a total of $28.5 million in disgorgement and $4 million in civil penalties, in final resolution of the matter. The settlement provided that the fines will be distributed to Evergreen fund shareholders pursuant to a plan to be developed by an independent distribution consultant.
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
Item 1A. Risk Factors.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
In January 2004, our board of directors authorized the repurchase of 60 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999 and 2000, permitted Wachovia to repurchase up to 123 million shares of our common stock as of January 15, 2004, the date that authorization was announced. In addition, on August 16, 2005, Wachovia announced that our board of directors authorized the repurchase of an additional 100 million shares of our common stock. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2006, Wachovia repurchased 82 million shares of Wachovia common stock, all but 3.3 million of such repurchases were in the open market, at an average cost of $54.96 per share. Please see “Stockholders’ Equity” in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the third quarter of 2007. The following table sets forth information about our stock repurchases for the three months ended September 30, 2007.

Issuer Repurchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
		Average Price	Announced	Under the
	Total Number of	Paid	Plans or	Plans or
Period (1)	Shares Purchased (2)	per Share	Programs (3)	Programs (3)
July 1, 2007 to July 31, 2007	1,304,000	$48.66	1,304,000	22,138,415
August 1, 2007 to August 31, 2007	2,646,000	47.78	2,646,000	19,492,415
September 1, 2007 to September 30, 2007	—	—	—	19,492,415

Total	3,950,000	$48.07	3,950,000	19,492,415

(1) Based on trade date, not settlement date.
(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: July 2007 — open market repurchases: 1.3 million shares; and August 2007 — open market repurchases: 2.6 million shares.
In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended September 30, 2007, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: July 2007 — 5,612 shares at an average price per share of $53.09; August 2007 — 5,616 shares at an average price per share of $48.60; and September 2007 — 10,845 shares at an average price per share of $49.19.
(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of September 30, 2007, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 19.5 million shares remaining under the August 2005 authorization.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.

Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2007 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Wachovia Corporation

Date: November 9, 2007
	By:	/s/ Peter M. Carlson
Peter M. Carlson Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2007 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.