Form 10-K
period 2007-12-31
WACHOVIA CORP NEW
filed 2008-02-28
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) for the fiscal year ended December 31, 2007
Commission file number 1-10000

WACHOVIA CORPORATION
(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0898180
(State of incorporation)	(I.R.S. Employer Identification No.)

ONE WACHOVIA CENTER CHARLOTTE, NC	28288-0013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (704) 374-6565

Securities registered pursuant to Section 12(b) of the Exchange Act:

TITLE OF EACH CLASS	NAME OF EXCHANGE ON WHICH REGISTERED

Common Stock, $3.33 1/3 par value (including attached rights)	New York Stock Exchange, Inc. (the “NYSE”)
5.80% Fixed-to-Floating Rate Normal Wachovia Income Trust Securities fully and unconditionally guaranteed by Wachovia Corporation	NYSE
6.375% Trust Preferred Securities of Wachovia Capital Trust IV fully and unconditionally guaranteed by Wachovia Corporation	NYSE
6.375% Trust Preferred Securities of Wachovia Capital Trust IX fully and unconditionally guaranteed by Wachovia Corporation	NYSE
7.85% Trust Preferred Securities of Wachovia Capital Trust X fully and unconditionally guaranteed by Wachovia Corporation	NYSE
Depositary Shares representing 1/40th interest in a Share of 8.00% Non-Cumulative Perpetual Class A Preferred Stock, Series J	NYSE
Commodity-Linked Notes due November 3, 2008	NYSE
Commodity-Linked Notes due August 6, 2009	NYSE

See full list of securities listed on the American Stock Exchange on the page directly following this cover page

Securities registered pursuant to Section 12(g) of the Exchange Act:

TITLE OF EACH CLASS
Dividend Equalization Preferred shares, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [X]  No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [ ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

As of June 30, 2007, the last business day of the registrant’s completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $95.5 billion.

As of January 31, 2008, there were 1,981,983,990 shares of the registrant’s common stock outstanding, $3.33 1/3 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE IN FORM 10-K

INCORPORATED DOCUMENTS	WHERE INCORPORATED IN FORM 10-K

1. Certain portions of the Corporation’s Annual Report to Stockholders for the year ended December 31, 2007 (“Annual Report”).	Part I -- Items 1 and 2; Part II -- Items 5, 6, 7, 7A, 8 and 9A; and Part IV – Item 15.
2. Certain portions of the Corporation’s Proxy Statement for the Annual Meeting of Stockholders to be held April 22, 2008 (“Proxy Statement”).	Part III -- Items 10, 11, 12, 13 and 14.

Securities registered pursuant to Section 12(b) of the Exchange Act and listed on the American Stock Exchange are as follows:

Participating Index Notes (PINS) TEES Targeted Efficient Equity Securities Linked to the S&P 500® Index due August 19, 2009; Trigger CAPITALS (Covered Asset ParticIpation Target exchAngeabLe Securities) Linked to the S&P 500® Composite Stock Price Index due December 8, 2008; ASTROS (ASseT Return Obligation Securities) Linked to the Nikkei 225(R) Index Due March 2, 2010; ASTROS (ASseT Return Obligation Securities) Linked to a Global Basket of Indices due February 2, 2010; ASTROS (ASseT Return Obligation Securities) Linked to the Dow Jones Global Titans 50 Index due March 3, 2010; ASTROS (ASseT Return Obligation Securities) Linked to the Global Equity Basket (Series 2005-2) due May 5, 2010; Exchangeable Notes Linked to the Common Stock of Three Oil Industry Companies due December 15, 2010; Principal Protected Notes Linked to a Basket of Asian Currencies due December 6, 2008 Offering 100% Principal Protection; Principal Protected Notes Linked to a Basket of Emerging Market Currencies due April 6, 2008 Offering 100% Principal Protection; and ASTROS (ASseT Return Obligation Securities) Linked to the Metals – China Basket due January 28, 2009

PART I

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

We provide a wide range of commercial and retail banking and trust services through full-service banking offices in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Kansas, Maryland, Mississippi, Nevada, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Washington, D.C. Our primary banking affiliate, Wachovia Bank, National Association (“WBNA”), operates a substantial majority of these banking offices, except those in Delaware, which are operated by Wachovia Bank of Delaware, National Association, and except certain branch offices in Florida, New Jersey and Texas, which are operated by Wachovia Mortgage, FSB (formerly named World Savings Bank, FSB, “Wachovia Mortgage”). We also provide various other financial services, including mortgage banking, investment banking, investment advisory, home equity lending, asset-based lending, leasing, insurance, international and securities brokerage services, through other subsidiaries. Our retail securities brokerage business is conducted through Wachovia Securities, LLC, and operates in 49 states.

Our principal executive offices are located at One Wachovia Center, 301 South College Street, Charlotte, North Carolina 28288-0013 (telephone number (704) 374-6565).

Since the 1985 Supreme Court decision allowing interstate banking expansion, we have concentrated our efforts on building a large, diversified financial services organization. Since November 1985, we have completed over 100 banking-related acquisitions.

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

Additional information relating to our businesses and our subsidiaries is included in the information set forth on pages 23 through 29 and in Note 14 on pages 108 through 110 in the Annual Report and incorporated herein by reference. Information relating to Wachovia Corporation only is set forth in Note 23 on pages 135 through 137 in the Annual Report and incorporated herein by reference.

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

COMPETITION

Our subsidiaries face substantial competition in their operations from domestic and international banking and non-banking institutions, including savings and loan associations, credit unions, money market funds and other investment vehicles, mutual fund advisory companies, brokerage firms, insurance companies, hedge funds, private equity firms, leasing companies, credit card issuers, mortgage banking companies, investment banking companies, finance companies and other types of financial services providers, including Internet-only financial service providers.

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

The Gramm-Leach-Bliley Financial Modernization Act of 1999, which amended the Bank Holding Company Act,

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

Under the foregoing dividend restrictions and certain restrictions applicable to certain of our non-banking subsidiaries, as of December 31, 2007, our subsidiaries, without obtaining affirmative governmental approvals, could pay aggregate dividends of $14.3 billion to us during 2008. This amount is not necessarily indicative of amounts that may be available in future periods. In 2007, our subsidiaries paid $2.9 billion in cash dividends to us.

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

Capital Requirements

Federal banking regulators have adopted risk-based capital and leverage guidelines that require that our capital-to-assets ratios meet certain minimum standards. Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital (as defined below) is to be composed of common stockholders’ equity, retained earnings, qualifying perpetual preferred stock (in a limited amount in the case of cumulative preferred stock) and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles (“tier 1 capital”). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance (“tier 2 capital”, and together with tier 1 capital, “total capital”). At December 31, 2007, our tier 1 capital and total capital ratios were 7.35% and 11.82%, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. Our leverage ratio at December 31, 2007, was 6.09%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or to engage in new activity. The Federal Reserve Board has not advised us of any specific minimum leverage ratio or tier 1 leverage ratio applicable to us.

Each of our subsidiary banks is subject to similar capital requirements adopted by the Comptroller, the OTS or other applicable regulatory agency. Neither the Comptroller, the OTS nor such other applicable regulatory agency has advised any of our subsidiary banks of any specific minimum leverage ratios applicable to it. The capital ratios of our bank subsidiaries are set forth in Table 19 on page 64 in the Annual Report and incorporated herein by reference.

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

Changes to the risk-based capital regime are frequently proposed or implemented. The minimum risk-based capital requirements adopted by the federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. Please see “Regulatory Matters” in the Annual Report, incorporated herein by reference, for additional information on the Basel Committee.

Bank Activities

General

WBNA and our other national bank subsidiaries are subject to the provisions of the National Bank Act, are under the supervision of, and subject to periodic examination by, the Comptroller, and are subject to the rules and regulations of the Comptroller, the Federal Reserve Board, and the FDIC. Wachovia Mortgage and our other federal savings bank subsidiaries are under the supervision of, and subject to periodic examination by, the OTS, and are subject to the rules and regulations of the OTS, the Federal Reserve Board, and the FDIC. WBNA’s operations in other countries are also subject to various restrictions imposed by the laws of those countries. In addition, all of our banks have FDIC insurance and are subject to the Federal Deposit Insurance Act (the “FDIA”).

Prompt Corrective Action

The FDIA, among other things, requires the federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. The FDIA establishes five tiers for FDIC-insured banks: (i) “well capitalized” if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total capital ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not “well capitalized”; (iii) “undercapitalized” if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) “significantly undercapitalized” if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of December 31, 2007, all of our deposit-taking subsidiary banks had capital levels that qualify them as being “well capitalized” under those regulations.

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

Other Regulation

Non-Bank Activities

Our bank and certain nonbank subsidiaries are subject to direct supervision and regulation by various other federal, state and foreign authorities (many of which will be considered “functional regulators” under the Modernization Act). We also conduct securities underwriting, dealing and brokerage activities primarily through Wachovia Securities, LLC and Wachovia Capital Markets, LLC, which are principally regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”). The operations of our mutual funds also are subject to regulation by the SEC. Our insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. The types of activities in which the foreign branches of WBNA and our international subsidiaries may engage are subject to various restrictions imposed by the Federal Reserve Board. Those foreign branches and international subsidiaries also are subject to the laws and regulatory authorities of the countries in which they operate.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

The USA Patriot Act of 2001 contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States, imposes new compliance and due diligence obligations, creates new crimes and penalties, compels the production of documents located both inside and outside the United States, including those of foreign institutions that have a correspondent relationship in the United States, and clarifies the safe harbor from civil liability to customers. The U.S. Treasury Department has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions such as our banking and broker-dealer subsidiaries. The regulations impose new obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing. The increased obligations of financial institutions, including Wachovia, to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, requires the implementation and maintenance of internal procedures, practices and controls which have increased, and may continue to increase, our costs and may subject us to liability.

Pursuant to the IMLAFA, Wachovia established anti-money laundering compliance and due diligence programs which include, among other things, the designation of a compliance officer, employee training programs, and an independent audit function to review and test the program.

As noted above, enforcement and compliance-related activity by government agencies has increased. Money laundering and anti-terrorism compliance are among the areas receiving a high level of focus in the present environment.

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

Additional Information

Additional information related to certain accounting and regulatory matters is set forth on pages 18 through 21, and on pages 44 through 46 in the Annual Report and incorporated herein by reference.

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

As of December 31, 2007, we and our subsidiaries owned 2,006 locations and leased 5,071 locations in 50 states, Washington, D.C., Puerto Rico and 36 foreign countries from which our business is conducted, including a multi-building office complex in Charlotte, North Carolina, which serves as Wachovia’s administrative headquarters, as well as the headquarters of WBNA, Wachovia Mortgage Corporation, Wachovia Capital Markets, LLC, Wachovia Mortgage and most of our non-banking subsidiaries. That multi-office complex is used as administrative headquarters for our General Bank, Corporate and Investment Bank, Capital Management and the Parent segments as identified in our Annual Report. Wachovia’s Wealth Management segment, as identified in our Annual Report, has its principal administrative offices in a multi-office complex in Winston-Salem, North Carolina.

Some of our non-banking subsidiaries have principal administrative offices in other cities in the United States. The principal administrative offices of our retail securities brokerage operations are in St. Louis, Missouri. The principal administrative offices of our mutual fund operations are in Boston, Massachusetts. Certain of our institutional securities operations are conducted in offices in New York, New York. Certain of the administrative functions for Wachovia Mortgage are conducted in offices in Oakland, California. The vast majority of our leased and owned properties are used for our branch banking operations and retail securities brokerage offices. Additional information relating to our lease commitments is set forth in Note 20 on page 128 in the Annual Report and incorporated herein by reference.

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

Financial Advisor Wage/Hour Class Action Litigation. Wachovia Securities, LLC, Wachovia’s retail securities brokerage subsidiary, is a defendant in multiple state and nationwide putative class actions alleging unpaid overtime wages and improper wage deductions for financial advisors. In December 2006 and January 2007, related cases pending in U.S. District courts in several states were consolidated for case administrative purposes in the U.S. District Court for the Central District of California pursuant to two orders of the Multi-District Litigation Panel. There is an additional case alleging a statewide class under California law, which is currently pending in Superior Court in Los Angeles county, California. Wachovia believes that it has meritorious defenses to the claims asserted in these lawsuits, which are part of an industry trend of related wage/hour class action litigation, and intends to defend vigorously the cases.

Adelphia Litigation. Certain Wachovia affiliates are defendants in an adversary proceeding previously pending in the United States Bankruptcy Court for the Southern District of New York related to the bankruptcy of Adelphia Communications Corporation (“Adelphia”). In February 2006, an order was entered moving the case to the United States District Court for the Southern District of New York. The Official Committee of Unsecured Creditors in Adelphia’s bankruptcy case has filed claims on behalf of Adelphia against over 300 financial services companies, including the Wachovia affiliates. The complaint asserts claims against the defendants under state law, bankruptcy law and the Bank Holding Company Act and seeks equitable relief and an unspecified amount of compensatory and punitive damages. The Official Committee of Equity Security Holders has sought leave to intervene in that complaint and sought leave to bring additional claims against certain of the financial services companies, including the Wachovia affiliates, including additional federal and state claims. On August 30, 2005, the bankruptcy court granted the creditors’ committee and the equity holders’ committee standing to proceed with their claims. On June 11, 2007, the court granted in part and denied in part the motions to dismiss filed by Wachovia and other defendants. On July 11, 2007, Wachovia and other defendants requested leave to appeal the partial denial of the motions to dismiss. On January 17, 2008, the district court affirmed the decision of the bankruptcy court on the motion to dismiss with the exception that it dismissed one additional claim.

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

Interchange Litigation. Wachovia Bank, N.A. and Wachovia are named as defendants in seven putative class actions filed on behalf of a plaintiff class of merchants with regard to the interchange fees associated with Visa and Mastercard payment card transactions. These actions have been consolidated with more than 40 other actions, which did not name Wachovia as a defendant, in the United Stated District Court for the Eastern District of New York. Visa, Mastercard and several banks and bank holding companies are named as defendants in various of these actions which were consolidated before the Court pursuant to orders of the Judicial Panel on Multidistrict Litigation. The amended and consolidated complaint asserts claims against defendants based on alleged violations of federal and state antitrust laws and seeks damages, as well as injunctive relief. Plaintiff merchants allege that Visa, Mastercard and their member banks unlawfully collude to set interchange fees. Plaintiffs also allege that enforcement of certain Visa and MasterCard rules and alleged tying and bundling of services offered to merchants are anticompetitive. The payment card association defendants and banking defendants are aggressively defending the consolidated action. Wachovia, along with other members of Visa, is a party to Loss and Judgment Sharing Agreements, which provide that Wachovia, along with other member banks of Visa, will share, based on a formula, in any losses in connection with certain litigation specified in the Agreements, including the Interchange Litigation. On November 7, 2007, Visa announced that it had reached a settlement with American Express in connection with certain litigation which is covered by Wachovia’s obligations as a Visa member bank and by the Loss Sharing Agreement.

Payment Processing Center. On February 17, 2006, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a civil fraud complaint against a former Wachovia Bank, N.A. customer, Payment Processing Center (“PPC”). PPC was a third party payment processor for telemarketing and catalogue companies. On April 12, 2007, a civil class action, Faloney et al. v. Wachovia, was filed against Wachovia in the U.S. District Court for the Eastern District of Pennsylvania by a putative class of consumers who made purchases through telemarketer customers of PPC. The suit alleges that between April 1, 2005 and February 21, 2006, Wachovia conspired with PPC to facilitate PPC’s purported violation of RICO. The Office of the Comptroller of the Currency is conducting a formal investigation of Wachovia’s handling of the PPC account relationship and of five other customers engaged in similar businesses. Wachovia is vigorously defending the civil lawsuit and is cooperating with government officials in the investigations of PPC and Wachovia’s handling of the PPC customer relationship.

Municipal Derivatives Bid Practices Investigation. The Department of Justice (“DOJ”) and the SEC, beginning in November 2006, have been requesting information from a number of financial institutions, including Wachovia Bank, N.A.’s municipal derivatives group, generally with regard to competitive bid practices in the municipal derivative markets. In connection with these inquiries, Wachovia Bank, N.A. has received subpoenas from both the DOJ and SEC seeking documents and information. The DOJ and the SEC have advised Wachovia Bank, N.A. that they believe certain of its employees engaged in improper conduct in conjunction with certain competitively bid transactions and, in November 2007, the DOJ notified two Wachovia Bank, N.A. employees, both of whom are on administrative leave, that they are regarded as targets of the DOJ’s investigation. Wachovia Bank, N.A. has been cooperating and continues to fully cooperate with the government investigations.

Other Regulatory Matters. Governmental and self-regulatory authorities have instituted numerous ongoing investigations of various practices in the securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to sales practices and record retention. The investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, is cooperating with the investigations, and where appropriate, is engaging in discussions to resolve the investigations. Wachovia is continuing its own internal review of policies, practices, procedures and personnel, and is taking remedial action where appropriate.

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

Our common stock is listed on the NYSE. Table 6 on page 53 in the Annual Report sets forth information relating to the quarterly prices of, and quarterly dividends paid on, the common stock for the two-year period ended December 31, 2007, and incorporated herein by reference. Prices shown represent the high, low and quarter-end sale prices of the common stock as reported on the NYSE Composite Transactions tape for the periods indicated. As of December 31, 2007, there were 162,288 holders of record of the common stock.

On December 21, 2007, Wachovia issued 92,000,000 depositary shares, each representing a 1/40th interest (“Depositary Shares”) in a share of 8.00% Non-Cumulative Perpetual Class A preferred stock, Series J (the “Series J Preferred Stock”). As of December 31, 2007, 2,300,000 shares of Series J Preferred Stock, were outstanding, each having a liquidation preference of $1,000 per share. The Depositary Shares are listed on the NYSE. Non-cumulative cash dividends on the Series J Preferred Stock will be payable if, as and when declared by our board of directors, quarterly in arrears on each March 15, June 15, September 15 and December 15 at a per annum rate of 8.00%. With respect to the payment of dividends and amounts upon liquidation, the Series J Preferred Stock will rank equally with any other class or series of our stock that ranks on a par with the Series J Preferred Stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Wachovia, and will rank senior to our common stock in the payment of dividends or in the distribution of assets upon Wachovia’s liquidation, dissolution or winding up. In general, no dividend will be paid or declared and no distribution will be made on any shares of our common stock, and no shares of our common stock shall be repurchased, redeemed or otherwise acquired by Wachovia, unless full dividends for that dividend period on all outstanding shares of Series J Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set aside. Wachovia may redeem the Series J Preferred Stock in whole or in part on any dividend payment date on or after December 15, 2017, so long as full dividends on all outstanding shares of Series J Preferred Stock for the then-current dividend period have been paid or declared and set aside for payment. Any redemption shall be at the redemption price of $1,000 per share of Series J Preferred Stock, plus any dividends that have been declared but not paid. Wachovia’s right to redeem the Series J Preferred Stock is subject to the prior approval of the Federal Reserve Board. Holders of Series J Preferred Stock do not have any right to require the redemption or repurchase of the Series J Preferred Stock. Holders of the Series J Preferred Stock have no voting rights, except with respect to certain fundamental changes in the terms of the Series J Preferred Stock and certain other matters as required by North Carolina law. In addition, if dividends on the Series J Preferred Stock are not paid in full for six dividend periods, the holders of the Series J Preferred Stock, acting as a class with any other stock having similar voting rights, will have the right to elect two directors to Wachovia’s board of directors. The terms of office of these directors will end when Wachovia has paid or set aside for payment full dividends for four consecutive dividend periods.

On February 8, 2008, Wachovia issued 3,500,000 shares of its Fixed-to-Floating Rate Non-Cumulative Perpetual Class A preferred stock, Series K (the “Series K Preferred Stock”), each having a liquidation preference of $1,000 per share. The Series K Preferred Stock is not listed on any securities exchange. From the period between February 8, 2008 and March 15, 2018, non-cumulative cash dividends on the Series K Preferred Stock will be payable if, as and when declared by our board of directors, quarterly in arrears on each March 15 and September 15 at a per annum rate of 7.98%, beginning on September 15, 2008. Thereafter, non-cumulative cash dividends on the Series K Preferred Stock will be payable if, as and when declared by our board of directors, quarterly in arrears on each March 15, June 15, September 15 and December 15 at a floating rate equal to Three-Month LIBOR plus 3.77% per annum, beginning on June 15, 2018. With respect to the payment of dividends and amounts upon liquidation, the Series K Preferred Stock will rank equally with any other class or series of our stock that ranks on a par with the Series K Preferred Stock in the payment of dividends and in the distribution of assets on any liquidation, dissolution or winding up of Wachovia (including the Series J Preferred Stock), and will rank senior to our common stock in the payment of dividends or in the distribution of assets upon Wachovia’s liquidation, dissolution or winding up. In general, no dividend will be paid or declared and no distribution will be made on any shares of our common stock, and no shares of our common stock shall be repurchased, redeemed or otherwise acquired by Wachovia, unless full dividends for that dividend period on all outstanding shares of Series K Preferred Stock have been paid or declared and a sum sufficient for the payment thereof set aside. Wachovia may redeem the Series K Preferred Stock in whole or in part on any dividend payment date on or after March 15, 2018, so long as full dividends on all outstanding shares of Series K Preferred Stock for the then-current dividend period have been paid or declared and set aside for payment. Any redemption shall be at the redemption price of $1,000 per share of Series K Preferred Stock, plus any dividends that have been declared but not paid. Wachovia’s right to redeem the Series K Preferred Stock is subject to the prior approval of the Federal Reserve Board. Holders of Series K Preferred Stock do not have any right to require the redemption or repurchase of the Series K Preferred Stock. Holders of the Series K Preferred Stock have no voting rights, except with respect to certain fundamental changes in the terms of the Series K Preferred Stock and certain other matters as required by North Carolina law. In addition, if dividends on the Series K Preferred Stock are not paid in full for six dividend periods, the holders of the Series K Preferred Stock, acting as a class with any other stock having similar voting rights, will have the right to elect two directors to Wachovia’s board of directors. The terms of office of these directors will end when Wachovia has paid or set aside for payment full dividends for four consecutive dividend periods.

In connection with the merger with Legacy Wachovia, holders of shares of Legacy Wachovia common stock elected to receive, in addition to 2 shares of Wachovia common stock, either a one-time $0.48 cash payment or 2 shares of a new class of Wachovia preferred stock. At December 31, 2007, 96,536,312 Wachovia Dividend Equalization Preferred shares (“DEPs”) were outstanding. Because Wachovia paid common stock dividends equal to $1.25 per share in the four quarters of 2003, holders of DEPs are no longer entitled to receive any dividend on the DEPs and Wachovia has ceased to pay any such dividends. The DEPs are not listed on a national securities exchange and have no voting rights.

Subject to the prior rights of holders of any outstanding shares of our preferred stock or Class A preferred stock, holders of common stock are entitled to receive such dividends as may be legally declared by our board of directors and, in the event of dissolution and liquidation, to receive our net assets remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on our payment of dividends is set forth above under “Business -- Supervision and Regulation; Payment of Dividends” and in Note 23 on page 135 in the Annual Report and incorporated herein by reference.

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

Additional information relating to our common stock, Series J Preferred Stock and the DEPs is set forth in Note 12 on pages 104 through 106 in the Annual Report and incorporated herein by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In August 2005, our board of directors authorized the repurchase of 100 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999, 2000, and 2004 permitted Wachovia to repurchase up to approximately 150 million shares of our common stock as of August 16, 2005, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2007, Wachovia repurchased 22 million shares of Wachovia common stock, all of such repurchases were in the open market, at an average cost of $54.35 per share. Please see “Stockholders’ Equity” on page 35 in the Annual Report for additional information about Wachovia’s share repurchases in 2007. The following table sets forth information about our stock repurchases for the three months ended December 31, 2007.

Issuer Repurchases of Equity Securities

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased	Shares that May
			as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly	Under the
	Shares Purchased	Paid	Announced Plans	Plans or Programs
Period (1)	(2)	per Share	or Programs (3)	(3)
October 1, 2007 to October 31, 2007	--	$--	--	19,492,415
November 1, 2007 to November 30, 2007	--	--	--	19,492,415
December 1, 2007 to December 31, 2007	--	--	--	19,492,415
Total	0	--	--	19,492,415

(1) Based on trade date, not settlement date.

(2) Pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended December 31, 2007, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: October 2007 – 2,509 shares at an average price per share of $50.91; November 2007 – 11,479 shares at an average price per share of $43.96; and December 2007 – 40,384 shares at an average price per share of $43.28.

(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of December 31, 2007, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 19.5 million shares remaining under the August 2005 authorization.

Performance Graph

In response to this Item, the information set forth in the table on page 50 in the Annual Report under the caption “Total Return Performance” and in the graph on page 50 in the Annual Report under the caption “Total Return 2002-2007” is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

In response to this Item, the information set forth in Table 3 on page 51 in the Annual Report is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In response to this Item, the information set forth on pages 14 through 67 in the Annual Report is incorporated herein by reference. In addition, the “Outlook” section beginning on page 17 of the Annual Report, incorporated herein by reference, is supplemented by deleting a portion of a bullet point stating “provision expense in the first half of 2008 is expected to remain below 75 basis points.” Given the rapidly changing conditions in the housing markets, Wachovia now expects that provision expense in the first half of 2008 is likely to exceed 75 basis points of average net loans on an annualized basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In response to this Item, the information set forth on pages 37 through 43 and in Note 4 on page 88, in Note 19 on page 121 and in Note 20 on page 128 in the Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

In response to this Item, the information set forth in Table 6 on page 53 and on pages 68 through 137 in the Annual Report is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K, Wachovia maintained effective disclosure controls and procedures.

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

Under the supervision and with the participation of management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, Wachovia conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management’s report on internal control over financial reporting is set forth on page 68 in Wachovia’s 2007 Annual Report, which is included as Exhibit (13) to this Annual Report on Form 10-K, and is incorporated herein by reference. The effectiveness of Wachovia’s internal control over financial reporting has been audited by KPMG LLP, an independent, registered public accounting firm, as stated in its report, which is set forth on page 69 in Wachovia’s 2007 Annual Report and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fourth quarter of our fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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

Our executive officers are generally elected to their offices for one-year terms at the board of directors meeting in April of each year. The terms of any executive officers elected after that date expire at the same time as the terms of the executive officers elected on that date. The names of each of our current executive officers, their ages, their positions with us, and, if different, their business experience during the past five years, are as follows:

G. Kennedy Thompson (57). Chairman, since February 2003, Chief Executive Officer, and President. Also Chairman, from March 2001 to September 2001. Also, a director of Wachovia.

David M. Carroll (50). Senior Executive Vice President, since September 2001.

Ranjana B. Clark (47). Senior Executive Vice President, since April 2007. Previously, Executive Vice President, Head of Treasury Services, from 2001 to April 2007.

Stephen E. Cummings (52). Senior Executive Vice President, since February 2002.

Gerald A. Enos, Jr. (48). Senior Executive Vice President, since April 2006. Previously, Executive Vice President, Head of Operations, from August 2005 to March 2006, and Executive Vice President, Head of Enterprise Support Services from September 2001 to July 2005.

Benjamin P. Jenkins, III (63). Vice Chairman, since December 2005. Previously, Senior Executive Vice President, from September 2001 to December 2005.

Stanhope A. Kelly (50). Senior Executive Vice President, since September 2001.

Shannon W. McFayden (47). Senior Executive Vice President, since February 2004. Previously, Executive Vice President, Director Community Affairs, from December 2003 to February 2004, and Senior Vice President, Director of Community Affairs, from September 2001 to December 2003.

Mark C. Treanor (61). Senior Executive Vice President, Secretary and General Counsel, since September 2001.

Donald K. Truslow (49). Senior Executive Vice President, since September 2001.

Thomas J. Wurtz (45). Senior Executive Vice President and Chief Financial Officer, since January 2006. Previously, Executive Vice President and Treasurer, from October 2002 to January 2006, and Senior Vice President and Treasurer prior to October 2002.

In addition to the foregoing, the information set forth in the Proxy Statement under the headings “General Information and Nominees”, “Board Matters – Committee Structure; Audit Committee”, “Corporate Governance Policies and Practices – Code of Conduct & Ethics”, and “Other Matters Relating to Executive Officers and Directors and Related Party Transactions Policy – Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

In response to this Item, the information set forth in the Proxy Statement under the headings “Corporate Governance Policies and Practices – Compensation of Directors”, “Compensation Discussion & Analysis”, “Compensation Committee Report”, “Executive Compensation”, and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In response to this Item, the information set forth in the Proxy Statement relating to the ownership of common stock, Series J Preferred Stock, Series K Preferred Stock and DEPs by our directors, executive officers and principal stockholders under the headings “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners”, is incorporated herein by reference.

In addition, set forth below is certain information relating to securities authorized for issuance under our equity compensation plans and a description of material features of equity compensation plans not approved by stockholders.

Additional Information Regarding Wachovia’s Equity Compensation Plans

We maintain several equity compensation plans.Our current primary plan is the Amended and Restated Wachovia Corporation 2003 Stock Incentive Plan, which is used for stock awards to our executive officers as well as other key employees. Our shareholders approved the 2003 Plan at our 2003 annual shareholders’ meeting and approved the Amended and Restated 2003 Plan at a special shareholders’ meeting in August 2006. The 2003 Plan is the only plan Wachovia currently uses to make stock compensation awards. Prior to adopting the 2003 Plan, Wachovia utilized some equity compensation plans that were approved by our stockholders and some equity compensation plans that were not required to be approved by our stockholders. One such plan, named the Wachovia Stock Plan and referred to herein as the “Legacy Wachovia Stock Plan”, was approved by Legacy Wachovia stockholders in 1994. See “Material Features of Stock Plans Not Approved by Stockholders” below.

The following table gives information as of December 31, 2007 with respect to shares of our common stock that may be issued under existing stock incentive plans. The table does not include information with respect to shares subject to outstanding options granted under certain stock incentive plans assumed by Wachovia in connection with mergers and acquisitions of companies that originally granted those options, including Golden West and A.G. Edwards. Footnote (5) to the table indicates the total number of shares of common stock issuable upon the exercise of options under the assumed plans as of December 31, 2007, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

EQUITY COMPENSATION PLAN INFORMATION

			(c)
			Number of securities
			remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column (a))(1)

Equity compensation plans approved by stockholders (2)	88,768,631	$45.04	105,329,905	(3)
Equity compensation plans not approved by stockholders (4)	7,724,348	$35.95	0
Total	96,492,979	$44.31	105,329,905

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

(2) Consists of (A) the 2003 Plan which is currently in effect, and (B) Wachovia’s 1998 Stock Incentive Plan and 1996 Master Stock Compensation Plan, each of which was approved by stockholders; however, following adoption of the 2003 Plan, Wachovia cannot make new stock awards under these other plans. As of December 31, 2007, a total of 33,038,406 shares of Wachovia common stock were issuable upon the exercise of outstanding options under the plans set forth in (B) of the preceding sentence and the weighted average exercise price of those outstanding options is $40.18 per share.

(3) Represents only shares available for issuance under the 2003 Plan.

(4) Consists of the 2001 Stock Incentive Plan, the Employee Retention Stock Plan and the Legacy Wachovia Stock Plan, each discussed below under “Material Features of Stock Plans Not Approved by Stockholders”.

(5) The table does not include information for stock incentive plans Wachovia assumed in connection with mergers and acquisitions of the companies that originally established those plans, except for the Legacy Wachovia Stock Plan. As of December 31, 2007, a total of 32,478,058 shares of common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $31.51 per share. No additional options may be granted under those assumed plans.

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

(a) Our consolidated financial statements, including the notes thereto and independent auditors’ report thereon, are set forth on pages 68 through 137 of the Annual Report, and are incorporated herein by reference. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in our consolidated financial statements and notes thereto. A list of the exhibits to this Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WACHOVIA CORPORATION

Date: February 28, 2008

By:	/s/ Peter M. Carlson
PETER M. CARLSON
SENIOR VICE PRESIDENT

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the date indicated.

SIGNATURE	CAPACITY

G. KENNEDY THOMPSON* G. KENNEDY THOMPSON	Chairman, President, Chief Executive Officer and Director

THOMAS J. WURTZ* THOMAS J. WURTZ	Senior Executive Vice President and Chief Financial Officer

PETER M. CARLSON* PETER M. CARLSON	Senior Vice President and Corporate Controller (Principal Accounting Officer)

JOHN D. BAKER, II* JOHN D. BAKER, II	Director

PETER C. BROWNING* PETER C. BROWNING	Director

JOHN T. CASTEEN, III* JOHN T. CASTEEN, III	Director

JEROME A. GITT* JEROME A. GITT	Director

WILLIAM H. GOODWIN, JR.* WILLIAM H. GOODWIN, JR.	Director

MARYELLEN C. HERRINGER* MARYELLEN C. HERRINGER*	Director

ROBERT A. INGRAM* ROBERT A. INGRAM	Director

DONALD M. JAMES* DONALD M. JAMES	Director

MACKEY J. MCDONALD* MACKEY J. MCDONALD	Director

SIGNATURE	CAPACITY

JOSEPH NEUBAUER* JOSEPH NEUBAUER	Director

TIMOTHY D. PROCTOR* TIMOTHY D. PROCTOR	Director

ERNEST S. RADY* ERNEST S. RADY	Director

VAN L. RICHEY* VAN L. RICHEY	Director

RUTH G. SHAW* RUTH G. SHAW	Director

LANTY L. SMITH* LANTY L. SMITH	Director

DONA DAVIS YOUNG* DONA DAVIS YOUNG	Director

*By	Mark C. Treanor, Attorney-in-Fact

/s/  MARK C. TREANOR
MARK C. TREANOR

Date: February 28, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	LOCATION

(3)(a)	Restated Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.
(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s. 2002 Annual Report on Form 10-K.
(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.
(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.
(3)(e)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.
(3)(f)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.
(3)(g)	Articles of Amendment to Articles of Incorporation of Wachovia.	Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.
(3)(h)	Bylaws of Wachovia, as amended and restated.	Incorporated by reference to Exhibit (3)(b) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.
(4)(a)	Instruments defining the rights of the holders of Wachovia’s long-term debt.	*
(4)(b)	Wachovia’s Shareholder Protection Rights Agreement.	Incorporated by reference to Exhibit (4) to Legacy First Union’s Current Report on Form 8-K dated December 20, 2000.
(4)(c)	Deposit Agreement among Wachovia, U.S. Bank, National Association and the holders from time to time of Depositary Shares, dated as of December 21, 2007.	Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.
(4)(d)	Form of depositary receipt for the Depositary Shares.	Incorporated by reference to Exhibit 4.2 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.
(4)(e)	Form of certificate for the Series J Preferred Stock.	Incorporated by reference to Exhibit 4.3 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.
(4)(f)	Form of certificate for the Series K Preferred Stock.	Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.
(10)(a)	Wachovia’s Deferred Compensation Plan for Officers.	Incorporated by reference to Exhibit (10)(b) to Legacy First Union’s 1988 Annual Report on Form 10-K.
(10)(b)	Wachovia’s Deferred Compensation Plan for Non-Employee Directors, as amended.	Incorporated by reference to Exhibit (10)(c) to Legacy First Union’s 2000 Annual Report on Form 10-K.
(10)(c)	Wachovia’s Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)(d) to Legacy First Union’s 1997 Annual Report on Form 10-K.
(10)(d)	Wachovia’s Supplemental Executive Long-Term Disability Plan, as amended and restated.	Incorporated by reference to Exhibit (99) to Wachovia’s Current Report on Form 8-K dated January 5, 2005.

EXHIBIT NO.	DESCRIPTION	LOCATION

(10)(e)	Wachovia’s 1992 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (28) to Legacy First Union’s Registration Statement No. 33-47447.
(10)(f)	Wachovia’s Amended and Restated Elective Deferral Plan (as amended and restated effective January 1, 2008).	Incorporated by reference to Exhibit (10)(a) to Wachovia’s Current Report on Form 8-K dated December 20, 2007.
(10)(g)	Wachovia’s 1996 Master Stock Compensation Plan.	Incorporated by reference to Exhibit (10) to Legacy First Union’s 1996 First Quarter Report on Form 10-Q.
(10)(h)	Wachovia’s 1998 Stock Incentive Plan, as amended.	Incorporated by reference to Exhibit (10)(j) to Wachovia’s 2001 Annual Report on Form 10-K.
(10)(i)	Termination Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(f) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.
(10)(j)	Employment Agreement between Wachovia and Thomas J. Wurtz.	Incorporated by reference to Exhibit (10) to Wachovia’s Current Report on Form 8-K dated December 1, 2006.
(10)(k)	Employment Agreements between Wachovia and Benjamin P. Jenkins, III and Stephen E. Cummings.	Incorporated by reference to Exhibit (10) to Wachovia’s 2002 Second Quarter Report on Form 10-Q.
(10)(l)	Employment Agreement between Wachovia and David M. Carroll.	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2004 Annual Report on Form 10-K.
(10)(m)	Amendment No. 1 to Employment Agreements between Wachovia and Benjamin P. Jenkins, III, David M. Carroll, and Stephen E. Cummings.	Incorporated by reference to Exhibit (10)(a) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.
(10)(n)	Form of Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(m) to Wachovia’s 2001 Annual Report on Form 10-K.
(10)(o)	Form of Amendment to Employment Agreement between Wachovia and certain other Executive Officers of Wachovia	Incorporated by reference to Exhibit (10)(c) to Wachovia’s Current Report on Form 8-K dated December 22, 2005.
(10)(p)	Form of Amendment to Employment Agreement between Wachovia and certain other Executive Officers of Wachovia.	Filed herewith.
(10)(q)	Wachovia’s Senior Management Incentive Plan.	Incorporated by reference to Exhibit (10)(t) to Legacy First Union’s 2000 Annual Report on Form 10-K.
(10)(r)	Form of Senior Executive Retirement Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.15 to Legacy Wachovia’s 1999 Annual Report on Form 10-K.
(10)(s)	Wachovia’s Amended and Restated Executive Deferred Compensation Plan.	Incorporated by reference to Exhibit 10.2 to Legacy Wachovia’s 2000 First Quarter Report on Form 10-Q.
(10)(t)	Wachovia’s 2001 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)(v) to Wachovia’s 2001 Annual Report on Form 10-K.
(10)(u)	Wachovia’s Stock Plan, as amended and restated.	Incorporated by reference to Exhibit 10.23 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.
(10)(v)	Wachovia’s Executive Long-Term Disability Income Plan.	Incorporated by reference to Exhibit 10.34 to Legacy Wachovia’s 1997 Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION	LOCATION

(10)(w)	Form of Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.39 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.
(10)(x)	Form of Non-Callable Split Dollar Insurance Agreement between Wachovia and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit 10.40 to Legacy Wachovia’s 2000 Third Quarter Report on Form 10-Q.
(10)(y)	Form of Split Dollar Life Insurance Agreement between Wachovia and G. Kennedy Thompson, Benjamin P. Jenkins, III, and certain Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ee) to Wachovia’s 2002 Annual Report on Form 10-K.
(10)(z)	Wachovia’s Employee Retention Stock Plan.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2002 Annual Report on Form 10-K.
(10)(aa)	Wachovia’s Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2002 Annual Report on Form 10-K.
(10)(bb)	Amendment 2007-1 to Wachovia’s Savings Restoration Plan.	Incorporated by reference to Exhibit (10)(b) to Wachovia’s Current Report on Form 8-K dated December 20, 2007.
(10)(cc)	Wachovia’s 2003 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) to Wachovia’s 2003 First Quarter Report on Form 10-Q.
(10)(dd)	Amended and Restated Wachovia’s 2003 Stock Incentive Plan.	Incorporated by reference to Appendix E to Wachovia’s Registration Statement on Form S-4 (Reg. No. 333-134656). Filed with the SEC on July 24, 2006.
(10)(ee)	Split-Dollar Life Insurance Termination Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(ff) to Wachovia’s 2003 Annual Report on Form 10-K.
(10)(ff)	Insurance Bonus Agreement between Wachovia and G. Kennedy Thompson.	Incorporated by reference to Exhibit (10)(gg) to Wachovia’s 2003 Annual Report on Form 10-K.
(10)(gg)	Form of Split-Dollar Life Insurance Termination Agreement between Wachovia and certain Executive Officers of Wachovia, including David M. Carroll.	Incorporated by reference to Exhibit (10)(hh) to Wachovia’s 2003 Annual Report on Form 10-K.
(10)(hh)	Form of Insurance Bonus Agreement between Wachovia and certain Executive Officers of Wachovia, including Stephen E. Cummings.	Incorporated by reference to Exhibit (10)(ii) to Wachovia’s 2003 Annual Report on Form 10-K.
(10)(ii)	Split-Dollar Insurance Special Election Form between Wachovia and Benjamin P. Jenkins, III.	Incorporated by reference to Exhibit (10)(jj) to Wachovia’s 2003 Annual Report on Form 10-K.
(10)(jj)	Form of stock award agreements for Executive Officers of Wachovia.	Incorporated by reference to Exhibit (10)(ss) to Wachovia’s 2004 Annual Report on Form 10-K.
(10)(kk)	Wachovia Corporation Executive Severance Pay Plan.	Incorporated by reference to Exhibit (99)(a) to Wachovia’s Current Report on Form 8-K dated May 2, 2005.
(10)(ll)	Compensation for Non-Employee Directors of Wachovia.	Incorporated by reference to Exhibit (10) to Wachovia’s 2007 Second Quarter Report on Form 10-Q.
(10)(mm)	Ernest S. Rady compensation arrangement.	Incorporated by reference to Exhibit (10)(b) to Wachovia’s 2006 Third Quarter Report on Form 10-Q.
(10)(nn)	Legacy First Union Benefit Restoration Plan.	Incorporated by reference to Exhibit (10)(jjj) to Wachovia’s 2006 Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION	LOCATION

(10)(oo)	Amendment 2007-1 to Legacy First Union’s Benefit Restoration Plan.	Incorporated by reference to Exhibit (10)(c) to Wachovia’s Current Report on Form 8-K dated December 20, 2007.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.	Filed herewith.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends	Filed herewith.
(13)	Wachovia’s 2007 Annual Report to Stockholders.**	Filed herewith.
(21)	List of Wachovia’s subsidiaries.	Filed herewith.
(23)	Consent of KPMG LLP.	Filed herewith.
(24)	Power of Attorney.	Filed herewith.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
(99)(a)	Declaration of Covenant of Wachovia, dated February 1, 2006.	Incorporated by reference to Exhibit 99.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.
(99)(b)	Replacement Capital Covenant of Wachovia, dated February 15, 2007.	Incorporated by reference to Exhibit 99.1 to Wachovia’s Current Report on Form 8-K dated February 15, 2007.
(99)(c)	Replacement Capital Covenant of Wachovia, dated May 8, 2007.	Incorporated by reference to Exhibit 99.1 to Wachovia’s Current Report on Form 8-K dated May 8, 2007.
(99)(d)	Replacement Capital Covenant of Wachovia, dated November 21, 2007.	Incorporated by reference to Exhibit 99.1 to Wachovia’s Current Report on Form 8-K dated November 21, 2007.

*	We agree to furnish to the SEC upon request, copies of the instruments, including indentures, defining the rights of the holders of our long-term debt and of our subsidiaries’ long-term debt.

**	Except for those portions of the Annual Report that are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the SEC only and is not to be deemed “filed” as part of this Form 10-K.