Form 10-Q
period 2008-03-31
WACHOVIA CORP NEW
filed 2008-05-12
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
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
1,991,918,729 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of March 31, 2008.

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

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at March 31, 2008, and December 31, 2007, respectively, set forth on page 65 of Wachovia’s First Quarter 2008 Financial Supplement for the three months ended March 31, 2008 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three months ended March 31, 2008 and 2007, set forth on page 66 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the three months ended March 31, 2008 and 2007, set forth on page 67 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 68 through 92 of the Financial Supplement, are incorporated herein by reference.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 30 through 32, pages 70 and 71, and pages 81 through 85 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting.

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
     The following supplements certain matters previously reported in Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Le-Nature’s, Inc. Wachovia Bank, N.A. is the administrative agent on a $285 million credit facility extended to Le-Nature’s, Inc. in September 2006, of which approximately $270 million was syndicated to other lenders by Wachovia Capital Markets, LLC as Lead Arranger and Sole Bookrunner. Le-Nature’s was the subject of a Chapter 7 bankruptcy petition which was converted to a Chapter 11 bankruptcy petition in November 2006 in U.S. Bankruptcy Court in Pittsburgh, Pennsylvania following a report by a court-appointed custodian in a proceeding in Delaware that revealed fraud and significant accounting irregularities on the part of Le-Nature’s management, including maintenance of a dual set of financial records. On March 14, 2007, Wachovia filed an action against several hedge funds in Superior Court for the State of North Carolina entitled Wachovia Bank, National Association and Wachovia Capital Markets LLC v. Harbinger Capital Partners Master Fund I, Ltd. et al., alleging that the hedge fund defendants had acquired a significant quantity of the outstanding debt with full knowledge of the Le Nature’s fraud and with the intention of pursuing alleged fraud and other tort claims against Wachovia purportedly related to its role in the Le-Nature’s credit facility. The assertion of such claims would constitute a violation of North Carolina’s legal and public policy prohibitions on champerty and maintenance. A preliminary injunction was entered by the Court that, among other things, prohibited defendants from asserting any such claims in any other forum. On September 18, 2007, these defendants filed an action in the U.S. District Court for the Southern District of New York against Wachovia Capital Markets LLC, a third party and two members of Le-Nature’s management asserting claims arising under federal RICO laws. Three original purchasers of the debt also joined the action and asserted various tort claims, including fraud. On March 13, 2008 the North Carolina judge granted Defendants’ motion to stay the North Carolina action and modified the injunction to allow the Defendants to attempt to assert claims in the New York action, which they have now done. Wachovia has appealed this decision to the North Carolina Court of Appeals. Wachovia has filed a motion to dismiss the New York action which remains pending; if that motion is granted, the North Carolina judge has indicated that he will revisit the stay order. On April 4, 2008, Le-Nature’s Director of Accounting pled guilty to four felony counts in federal district court in Pittsburgh, including one count of bank fraud for defrauding Wachovia. On April 28, 2008 holders of Le-Nature’s Senior Subordinated Notes, an offering which was underwritten by Wachovia in June 2003, sued in state court in California alleging various fraud claims relating to that offering. Wachovia itself was victimized by the Le-Nature’s fraud, and will pursue its rights against Le-Nature’s and defend its interests vigorously in all litigation.
     Payment Processing Center. On February 17, 2006, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a civil fraud complaint against a former Wachovia Bank, N.A. customer, Payment Processing Center (“PPC”). PPC was a third party payment processor for telemarketing and catalogue companies. On April 12, 2007, a civil class action, Faloney et al. v. Wachovia, was filed against Wachovia in the U.S. District Court for the Eastern District of Pennsylvania by a putative class of consumers who made purchases through telemarketer customers of PPC. The suit alleges that between April 1, 2005 and February 21, 2006, Wachovia conspired with PPC to facilitate PPC’s purported violation of RICO. On February 15, 2008, a second putative class action, Harrison v.

Wachovia, was filed in the U.S. District Court for the Eastern District of Pennsylvania by a putative class of consumers who made purchases through telemarketing customers of three other third party payment processors which banked with Wachovia. This suit alleges that Wachovia conspired with these payment processors to facilitate purported violations of RICO. On April 24, 2008, Wachovia and the Office of the Comptroller of the Currency (“OCC”) entered into an Agreement to resolve the OCC’s investigation into Wachovia’s relationship with PPC and three other companies. The Agreement provides, among other things, that (i) Wachovia will provide restitution to consumers, (ii) will create a segregated account in the amount of $125 million to cover the estimated maximum cost of the restitution, (iii) will fund organizations that provide education for consumers over a two year period in the amount of $8.9 million, (iv) will make various changes to its policies and procedures related to customers that use remotely created checks and (v) will appoint a special Compliance Committee to oversee compliance with the Agreement. Wachovia and the OCC also entered into a Consent Order for Payment of a Civil Money Penalty whereby Wachovia, without admitting or denying the allegations contained therein, agreed to payment of a $10 million civil money penalty. Wachovia is cooperating with government officials and is vigorously defending the civil lawsuits.
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
     In addition, Wachovia Bank N.A. and other financial institutions have been named as defendants in four substantially identical purported class actions filed in different U.S. District Courts. The complaints allege that Wachovia Bank, N.A. and various co-defendant financial institutions engaged in an anti-competitive conspiracy regarding bids for municipal derivatives (including Guaranteed Investment Contracts) sold to issuers of municipal bonds. All the complaints assert claims for violations of Section 1 of the Sherman Act, and one complaint also asserts a claim for unjust enrichment. The defendants have filed motions to consolidate these actions into one proceeding. Wachovia intends to vigorously defend its rights in these actions.
     Auction Rate Securities. Since February 2008 the auctions which set the rates for most auction rate securities have failed resulting in a lack of liquidity for these auction rate securities. Wachovia Securities, LLC and affiliated firms have received inquiries and subpoenas from the SEC and several state regulators requesting information concerning the underwriting, sale and subsequent auctions of municipal auction rate securities and auction rate preferred securities. Further review and inquiry is anticipated by the regulatory authorities and Wachovia will cooperate fully. Wachovia and Wachovia Securities, LLC have been named in a civil suit captioned Judy M. Waldman Trustee v. Wachovia Corporation and Wachovia Securities LLC filed March 19, 2008 in the United States District Court for the Southern District of New York. The suit seeks class action status for customers who purchased and continue to hold auction rate securities based upon alleged misrepresentations made with respect to the quality, risk and characteristics of auction rate securities. Wachovia intends to vigorously defend the civil litigation.
     Other Regulatory Matters and Government Investigations. In the course of its banking and financial services businesses, Wachovia and its affiliates are subject to information requests and investigations by governmental and self-regulatory authorities. These authorities have instituted numerous ongoing investigations of various practices in the banking, securities and mutual fund industries, including those discussed in Wachovia’s previous filings with the SEC and those relating to anti-money laundering, sales practices, record retention and other laws and regulations involving our customers and their accounts.
     In general, the investigations cover advisory companies to mutual funds, broker-dealers, hedge funds and others and may involve the activities of customers or third parties with respect to accounts maintained by Wachovia or transactions in which Wachovia may be involved. Wachovia has received subpoenas and other requests for documents and testimony relating to the investigations, is endeavoring to comply with those requests, is cooperating with the investigations, and where appropriate, is engaging in discussions to resolve the investigations or take other remedial actions. These investigations include an investigation being conducted by the U.S. Attorney’s Office for the Southern District of Florida into, among other matters, Wachovia’s correspondent banking relationship with certain non-domestic exchange houses and Bank Secrecy Act and anti-money laundering compliance. In November 2007, Wachovia determined that it would stop providing correspondent banking services to non-domestic exchange houses and licensed foreign remittance companies. Wachovia is producing documents and is cooperating fully with the U.S. Attorney’s Office’s investigation.
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
Item 1A. Risk Factors.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
In August 2005, our board of directors authorized the repurchase of 100 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999, 2000, and 2004 permitted Wachovia to repurchase up to approximately 130 million shares of our common stock as of August 16, 2005, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2007, Wachovia repurchased 22 million shares of Wachovia common stock, all of such repurchases were in the open market, at an average cost of $54.35 per share. Please see “Stockholders’ Equity” in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the first quarter of 2008. The following table sets forth information about our stock repurchases for the three months ended March 31, 2008.
Issuer Repurchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased	Dollar Value) of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
		Average Price	Announced	Under the
	Total Number of	Paid	Plans or	Plans or
Period (1)	Shares Purchased (2)	per Share	Programs (3)	Programs (3)
January 1, 2008 to January 31, 2008	150,000	$37.43	150,000	19,342,415
February 1, 2008 to February 29, 2008	—	—	—	19,342,415
March 1, 2008 to March 31, 2008	389,694	38.03	389,694	18,952,721

Total	539,694	$37.86	539,694	18,952,721

(1) Based on trade date, not settlement date.

(2) All of these shares were repurchased pursuant to publicly announced share repurchase programs. The nature of these repurchases were as follows: January 2008 — open market repurchases: 150,000 shares; and March 2008 — private transaction: 389,694 shares.
In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock the participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended March 31, 2008, the following shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans: January 2008 — 3,664 shares at an average price per share of $37.32; February 2008 — 1,092 shares at an average price per share of $34.38; there were no shares surrendered in March 2008.
(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of March 31, 2008, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 18.95 million shares remaining under the August 2005 authorization.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders of Wachovia held on April 22, 2008, the following proposals were submitted to a vote of the holders of Wachovia’s common stock voting as indicated:
1. Approval of a proposal to elect the following individuals as directors of Wachovia:

NAME	FOR	AGAINST	ABSTAIN
John D. Baker, II	1,624,515,524	62,175,961	23,462,138
Peter C. Browning	1,612,584,448	73,715,653	23,853,522
John T. Casteen, III	1,629,114,442	57,263,912	23,775,269
Jerry Gitt	1,628,105,148	58,684,844	23,363,631
William H. Goodwin, Jr.	1,559,352,709	126,621,294	24,179,620
Maryellen C. Herringer	1,613,771,781	73,433,173	22,948,669
Robert A. Ingram	1,578,683,153	106,607,134	24,863,336
Donald M. James	1,580,136,956	106,899,707	23,116,960
Mackey J. McDonald	1,623,942,737	62,635,813	23,575,073
Joseph Neubauer	1,621,987,513	64,678,592	23,487,518
Timothy D. Proctor	1,628,678,934	58,222,243	23,252,446
Ernest S. Rady	1,608,770,031	78,258,963	23,124,629

Van L. Richey	1,620,269,052	66,821,231	23,063,340
Ruth G. Shaw	1,612,769,447	74,154,171	23,230,005
Lanty L. Smith	1,624,085,867	62,829,509	23,238,247
G. Kennedy Thompson	1,616,116,718	71,044,671	22,992,234
Dona Davis Young	1,564,657,374	122,639,922	22,856,327

2. Approval of a proposal to ratify the appointment of KPMG LLP as Wachovia’s auditors for 2008:

FOR	AGAINST	ABSTAIN
1,657,574,647	35,665,963	16,913,013
3. Disapproval of a stockholder proposal regarding non-binding stockholder vote ratifying executive compensation:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
396,986,923	883,145,372	83,263,314	346,758,014
4. Disapproval of a stockholder proposal regarding reporting political contributions:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
278,595,426	870,377,939	214,422,244	346,758,014
5. Disapproval of a stockholder proposal regarding the nomination of directors:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
77,417,339	1,257,036,592	28,941,678	346,758,014
Item 5. Other Information.
On May 8, 2008, Wachovia’s board of directors elected Lanty L. Smith, the board’s lead independent director, as chairman of the board of directors. G. Kennedy Thompson, who held both positions of chairman of the board and chief executive officer, will continue in his role as chief executive officer and president of Wachovia, as well as a member of the board of directors.
In addition, on May 8, 2008, Wachovia’s board of directors approved amendments to Wachovia’s bylaws relating to separating the positions of chairman of the board and chief executive officer. The bylaws were amended and restated to (i) add Section 8 to Article III of the bylaws to provide that the board of directors shall annually elect one of its members, who may, but need not, be an officer of Wachovia, to be chairman of the board and that the chairman of the board would preside at meetings of the board of directors and perform such other duties as may be directed by the board of directors, (ii) clarify in Article V, Section 1 of the bylaws that the chairman of the board is not an officer position of Wachovia, and (iii) repeal Section 8 of Article V of the bylaws, which had provided that the chairman of the board and the chief executive officer were both officer positions and that the chairman also would be the chief executive officer, unless a different officer was designated by the board of directors. Wachovia’s amended and restated bylaws, which became effective on May 8, 2008, are attached as Exhibit 3(i) to this Report and are incorporated by reference into this Item 5.
Item 6. Exhibits.

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)
(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)

(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)
(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)
(3)(f)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.)
(3)(g)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.)
(3)(h)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated April 17, 2008.)
(3)(i)	Wachovia’s Amended and Restated Bylaws.
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2008 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Wachovia Corporation

Date: May 12, 2008
	By:	/s/ Peter M. Carlson
Peter M. Carlson Senior Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)
(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)
(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)
(3)(f)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.)
(3)(g)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.)
(3)(h)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated April 17, 2008.)
(3)(i)	Wachovia’s Amended and Restated Bylaws.
(4)	Instruments defining the rights of security holders, including indentures.*
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s First Quarter 2008 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.