Form 10-Q
period 2008-06-30
WACHOVIA CORP NEW
filed 2008-08-11
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
2,158,855,014 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of June 30, 2008.

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business, including without limitation, (i) statements relating to the benefits of the merger between Wachovia and A.G. Edwards, Inc. (the “A.G. Edwards Merger”), completed on October 1, 2007, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the A.G. Edwards Merger, (ii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses, loan losses, loan loss provision and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iii) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). Actual results may differ from those set forth in the forward-looking statements.
The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia and A.G. Edwards in connection with the A.G. Edwards Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the A.G. Edwards Merger may not be fully realized or realized within the expected time frame; (3) revenues following the A.G. Edwards Merger may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the A.G. Edwards Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits as well as consumer borrowing and repayment patterns; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.

Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at June 30, 2008, and December 31, 2007, respectively, set forth on page 82 of Wachovia’s Second Quarter 2008 Financial Supplement for the six months ended June 30, 2008 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and six months ended June 30, 2008 and 2007, set forth on page 83 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the six months ended June 30, 2008 and 2007, set forth on page 84 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 85 through 112 of the Financial Supplement, are incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Management’s Discussion and Analysis of Financial Condition and Results of Operations appears on pages 2 through 41 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 37 through 39, pages 88 and 89, and pages 101 through 105 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting. As part of Wachovia’s ongoing risk reduction activities, management continues to review various policies and procedures, including those relating to our internal control over financial reporting. Management will continue to assess and monitor our internal control over financial reporting and may make refinements and enhancements, as appropriate.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The following supplements and amends our discussion of certain matters previously reported in the “Legal Proceedings” sections of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2007 and Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
     Adelphia Litigation. On July 17, 2008, the U.S. District Court for the Southern District of New York issued a ruling dismissing all of the creditors’ committee and equity holders’ committee bankruptcy-related claims.
      Le-Nature’s, Inc. The U.S. Bankruptcy Court confirmed Le-Nature’s Plan of Reorganization and it became effective on July 28, 2008. Such plan includes the appointment of a liquidation trustee, who could bring claims on behalf of the estate against Wachovia and other third parties.
     Municipal Derivatives Bid Practices Investigation. Wachovia Bank, N.A. has been informed that in connection with the bidding of various financial instruments associated with municipal securities, the Staff of the Securities and Exchange Commission is considering recommending that the Commission institute civil and/or administrative proceedings against Wachovia Bank, N.A. In addition, Wachovia has received subpoenas from various states attorneys general regarding these matters. Wachovia Bank, N.A. is cooperating with the government investigations.
     Four previously disclosed purported private class actions have been assigned to the Southern District of New York for consolidated pre-trial proceedings. Two additional complaints were recently filed in California state court asserting claims similar to those in the purported class actions, along with claims under California law.
      Golden West and Related Litigation. A purported securities class action, Lipetz v. Wachovia Corporation, et al., has been filed in the U.S. District Court for the Southern District of New York by purported Wachovia shareholders alleging violations of Sections 10 and 20 of the Securities Exchange Act of 1934. Among other allegations, plaintiffs allege Wachovia’s common stock price was artificially inflated as a result of allegedly misleading disclosures relating to the Golden West Financial Corp. (“Golden West”) mortgage portfolio, Wachovia’s exposure to other mortgage related products such as collateralized debt obligations (“CDOs”), control issues and auction rate securities.
     A purported class action, Miller, et al. v. Wachovia Corporation, et al., has been filed against Wachovia, its board of directors and certain senior officers in the New York Supreme Court for the County of Nassau, since removed by Wachovia to the U.S. District Court for the Eastern District of New York, relating to Wachovia’s May 2007 issuance of trust preferred securities. The plaintiffs allege violations of Sections 11, 12 and 15 of the Securities Act of 1933 as a result of allegedly misleading disclosures relating to the Golden West mortgage portfolio.
      Seven purported class actions have been filed against Wachovia, its board of directors and certain senior officers in the U.S. District Court for the Southern District of New York on behalf of Wachovia employees who held shares of Wachovia common stock in their Wachovia Savings Plan accounts. The plaintiffs allege breach of fiduciary duty under ERISA, among other things, claiming that the defendants should not have permitted Wachovia common stock to remain an investment option in the Savings Plan because alleged misleading disclosures relating to the Golden West mortgage portfolio, exposure to CDOs and other problem loans, and other alleged misstatements made its stock a risky and imprudent investment for employee retirement accounts.
     In addition, several purported shareholders have submitted notices that they may initiate, and one purported shareholder has filed a complaint, Estate of Joseph Romain v. Wachovia Corporation, et al., in the U.S. District Court for the Southern District of New York initiating, shareholder derivative claims alleging breaches of fiduciary duty against Wachovia’s board of directors and various senior officers arising out of various alleged failures of controls relating to its disclosures regarding the Golden West mortgage portfolio, CDOs, and other alleged control issues involving anti-money laundering, bank owned life insurance, auction rate securities, municipal derivatives bid practices and the previously disclosed settlement with the OCC in the Payment Processing Center matter.
      These matters are in a preliminary stage. Wachovia intends to defend vigorously each such case.
      Auction Rate Securities. Wachovia is engaged in active settlement discussions with various state regulators and the SEC of ongoing investigations concerning the underwriting, sale and subsequent auctions of certain auction rate securities by Wachovia Securities, LLC, and Wachovia Capital Markets, LLC, including the likelihood of liquidity solutions. See also “Management’s Discussion & Analysis” in the Financial Supplement contained in Exhibit (19) to this Report.
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

Item 1A. Risk Factors.
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
In August 2005, our board of directors authorized the repurchase of 100 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999, 2000, and 2004 permitted Wachovia to repurchase up to approximately 150 million shares of our common stock as of August 16, 2005, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2007, Wachovia repurchased 22 million shares of Wachovia common stock, all of such repurchases were in the open market, at an average cost of $54.35 per share. Please see “Stockholders’ Equity” in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the second quarter of 2008. The following table sets forth information about our stock repurchases for the three months ended June 30, 2008.
Issuer Repurchases of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased	Dollar Value)
			as Part of	of Shares that
			Publicly	May Yet Be
	Total Number	Average Price	Announced	Purchased Under
	of Shares	Paid	Plans or	the Plans or
Period (1)	Purchased (2)	per Share	Programs (3)	Programs (3)
April 1, 2008 to April 30, 2008	—	—	—	18,952,721
May 1, 2008 to May 31, 2008	—	—	—
June 1, 2008 to June 30, 2008	—	—	—

Total	—	—	—	18,952,721

(1) Based on trade date, not settlement date.
(2) In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock that participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended June 30, 2008, no shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans.
(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of June 30, 2008, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 18.95 million shares remaining under the August 2005 authorization.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
The information set forth (i) in the first two paragraphs and in the third bullet under “Actions on Capital, Liquidity and Risk” beginning on page 3 of the Financial Supplement, and (ii) in the second paragraph under “Merger-Related and Restructuring Expenses” beginning on page 17 of the Financial Supplement, is incorporated herein by reference. This information supplements the information previously reported on page 25 of Exhibit (99)(b) to Wachovia’s Current Report on Form 8-K, dated July 22, 2008.
Item 6. Exhibits.

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)
(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)
(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)
(3)(f)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.)
(3)(g)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.)
(3)(h)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated April 17, 2008.)
(3)(i)	Wachovia’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit (3)(i) to Wachovia’s 2008 First Quarter Report on Form 10-Q.)
(4)	Instruments defining the rights of security holders, including indentures.*

(10)(a)	Stock Award Letter, dated July 15, 2008, between Wachovia and Robert K. Steel.
(10)(b)	Employment Agreement, dated as of May 6, 2008, between Wachovia and Jane C. Sherburne.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2008 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Wachovia Corporation

Date: August 11, 2008
	By:	/s/ Peter M. Carlson
Peter M. Carlson Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)
(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)
(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)
(3)(f)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.)
(3)(g)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.)
(3)(h)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated April 17, 2008.)
(3)(i)	Wachovia’s Amended and Restated Bylaws. (Incorporated by reference to Exhibit (3)(i) to Wachovia’s 2008 First Quarter Report on Form 10-Q.)
(4)	Instruments defining the rights of security holders, including indentures.*
(10)(a)	Stock Award Letter, dated July 15, 2008, between Wachovia and Robert K. Steel.
(10)(b)	Employment Agreement, dated as of May 6, 2008, between Wachovia and Jane C. Sherburne.
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Second Quarter 2008 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.