Form 10-Q
period 2008-09-30
WACHOVIA CORP NEW
filed 2008-10-30
CIK 36995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
2,160,916,994 shares of Common Stock, par value $3.33 1/3 per share, were outstanding as of September 30, 2008.

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
These forward-looking statements include, among others, statements with respect to Wachovia’s beliefs, plans, objectives, goals, guidelines, expectations, financial condition, results of operations, future performance and business, including without limitation, (i) statements relating to the benefits of the proposed acquisition of Wachovia by Wells Fargo & Company (“Wells Fargo”) announced on October 3, 2008 (the “Wells Fargo Merger”), including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the Wells Fargo Merger, (ii) statements relating to the benefits of the merger between Wachovia and A.G. Edwards, Inc. (the “A.G. Edwards Merger” and together with the Wells Fargo Merger, the “Mergers”), completed on October 1, 2007, including future financial and operating results, cost savings, enhanced revenues and the accretion or dilution to reported earnings that may be realized from the A.G. Edwards Merger, (iii) statements regarding Wachovia’s goals and expectations with respect to earnings, earnings per share, revenue, expenses and the growth rate in such items, as well as other measures of economic performance, including statements relating to estimates of credit quality trends, and (iv) statements preceded by, followed by or that include the words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “projects”, “outlook” or similar expressions. These forward-looking statements are based upon the current beliefs and expectations of Wachovia’s management and are subject to significant risks and uncertainties that are subject to change based on various factors (many of which are beyond Wachovia’s control). Actual results may differ from those set forth in the forward-looking statements.
The following factors, among others, could cause Wachovia’s financial performance to differ materially from that expressed in any forward-looking statements: (1) the risk that the businesses of Wachovia and Wells Fargo in connection with the Wells Fargo Merger or the businesses of Wachovia and A.G. Edwards in connection with the A.G. Edwards Merger will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (2) expected revenue synergies and cost savings from the Mergers may not be fully realized or realized within the expected time frame; (3) revenues following the Mergers may be lower than expected; (4) deposit attrition, operating costs, customer loss and business disruption following the Mergers, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected; (5) the strength of the United States economy in general and the strength of the local economies in which Wachovia conducts operations may be different than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on Wachovia’s loan portfolio and allowance for loan losses; (6) the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (7) inflation, interest rate, market and monetary fluctuations; (8) adverse conditions in the stock market, the public debt market and other capital markets (including changes in interest rate conditions) and the impact of such conditions on Wachovia’s capital markets and capital management activities, including, without limitation, Wachovia’s mergers and acquisition advisory business, equity and debt underwriting activities, private equity investment activities, derivative securities activities, investment and wealth management advisory businesses, and brokerage activities; (9) the timely development of competitive new products and services by Wachovia and the acceptance of these products and services by new and existing customers; (10) the willingness of customers to accept third party products marketed by Wachovia; (11) the willingness of customers to substitute competitors’ products and services for Wachovia’s products and services and vice versa; (12) the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); (13) technological changes; (14) changes in consumer spending and saving habits; (15) the effect of corporate restructurings, acquisitions and/or dispositions we may undertake from time to time, and the actual restructuring and other expenses related thereto, and the failure to achieve the expected revenue growth and/or expense savings from such corporate restructurings, acquisitions and/or dispositions; (16) the growth and profitability of Wachovia’s noninterest or fee income being less than expected; (17) unanticipated regulatory or judicial proceedings or rulings; (18) the impact of changes in accounting principles; (19) adverse changes in financial performance and/or condition of Wachovia’s borrowers which could impact repayment of such borrowers’ outstanding loans; (20) the impact on Wachovia’s businesses, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts; and (21) Wachovia’s success at managing the risks involved in the foregoing.
Wachovia cautions that the foregoing list of important factors is not exclusive. Wachovia does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of Wachovia.

Item 1. Financial Statements.
     The Consolidated Balance Sheets of Wachovia and subsidiaries at September 30, 2008 and December 31, 2007, respectively, set forth on page 82 of Wachovia’s Third Quarter 2008 Financial Supplement for the nine months ended September 30, 2008 (the “Financial Supplement”), are incorporated herein by reference.
     The Consolidated Statements of Income of Wachovia and subsidiaries for the three and nine months ended September 30, 2008 and 2007, set forth on page 83 of the Financial Supplement, are incorporated herein by reference.
     The Consolidated Statements of Cash Flows of Wachovia and subsidiaries for the nine months ended September 30, 2008 and 2007, set forth on page 84 of the Financial Supplement, are incorporated herein by reference.
     Notes to Consolidated Financial Statements, set forth on pages 85 through 120 of the Financial Supplement, are incorporated herein by reference.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Quantitative and Qualitative Disclosures About Market Risk appears on pages 41 through 43, pages 89 through 91 and pages 107 through 111 of the Financial Supplement and is incorporated herein by reference.
     A copy of the Financial Supplement is being filed as Exhibit (19) to this Report.
Item 4. Controls and Procedures.
     Evaluation of Disclosure Controls and Procedures. As of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia’s management, including Wachovia’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Wachovia’s Chief Executive Officer and Chief Financial Officer each concluded that as of September 30, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, Wachovia maintained effective disclosure controls and procedures.
     Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, Wachovia’s internal control over financial reporting. As part of Wachovia’s ongoing risk reduction activities, management continues to review various policies and procedures, including those relating to our internal control over financial reporting. Management will continue to assess and monitor our internal control over financial reporting and may make refinements and enhancements, as appropriate.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
The following supplements and amends our discussion of certain matters previously reported in the “Legal Proceedings” sections of Wachovia’s Annual Report on Form 10-K for the year ended December 31, 2007, Wachovia’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, and Wachovia’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.
     Le Nature’s, Inc. On August 26, 2008, the U.S. District Court dismissed the case pending against Wachovia in the Southern District of New York. Plaintiffs have appealed that ruling. Plaintiffs also filed a case asserting similar allegations in the New York State Supreme Court for the County of Manhattan; Wachovia has filed a motion to stay this case pending final resolution of the federal action. In addition, the Bondholder case filed against Wachovia in California has been transferred by the U.S. District Court for the Northern District of California to the U.S. District Court for the Western District of Pennsylvania.
     Interchange Litigation. On October 14, 2008, Visa announced an agreement in principle to settle litigation commenced by Discover Card against it. Wachovia has certain obligations to Visa as a member bank and in connection with its previously disclosed Loss Sharing agreement with Visa. Wachovia has fully reserved for these obligations.
     Payment Processing Center. On August 14, 2008, Wachovia reached agreements to settle the Faloney and Harrison class action lawsuits. The settlements have received preliminary approval from the U.S. District Court for the Eastern District of Pennsylvania, with a fairness hearing scheduled for January 2009.
     Municipal Derivatives Bid Practices Investigation. Wachovia, along with numerous other financial institutions, has received a number of additional civil complaints from various municipalities filed in various state and federal courts. A number of the federal cases are in the process of being consolidated through the Multi-District Litigation procedures.
     Auction Rate Securities. On August 15, 2008, Wachovia announced it had reached settlements in principle with the Secretary of State for the State of Missouri (as the lead state in the North American Securities Administrators Association task force investigating the marketing and sale of auction rate securities), with the New York State Attorney General’s Office and with the SEC of their respective investigations of sales practice and other issues related to the sales of auction rate securities (“ARS”) by certain affiliates and subsidiaries of Wachovia. Without admitting or denying liability, the agreements in principle require that Wachovia purchase certain ARS sold to customers in accounts at Wachovia, reimburse investors who sold ARS purchased at Wachovia for less than par, provide liquidity loans to customers at no net interest until the ARS are repurchased, offer to participate in special arbitration procedures with customers who claim consequential damages from the lack of liquidity in ARS and refund refinancing fees to certain municipal issuers who issued ARS and later refinanced those securities through Wachovia. Wachovia, without admitting or denying liability, will also pay a total fine of $50 million to the state regulatory agencies and agree to entry of consent orders by the two state regulators and an injunction by the SEC. Wachovia intends to begin buying back the ARS in November 2008. In addition, Wachovia is a defendant in three new purported civil class actions relating to its sale of ARS. Baytide Petroleum v. Wachovia Securities, LLC, et al. was filed in the U.S. District Court for the Northern District of Oklahoma. The other two cases, Mayfield v. Wachovia Securities, LLC, et al. and Mayor and City of Baltimore v. Wachovia Securities, LLC, et al., were both filed in the U.S. District Court for the Southern District of New York and allege identical antitrust related claims.
     Golden West and Related Litigation. On October 14, 2008, the New York City Pension Funds was named the lead plaintiff in the Lipetz matter and an order is in place setting the timeframe for filing an amended complaint and response thereto. The plaintiff in Estate of Romain voluntarily dismissed its shareholder derivative case against Wachovia. A new shareholder derivative case, Arace v. Wachovia Corporation, et al., was filed on September 10, 2008, in the U.S. District Court for the Southern District of New York.
     Evergreen Ultra Short Opportunities Fund (the “Fund”) Investigation. The SEC and the Secretary of the Commonwealth, Securities Division, of the Commonwealth of Massachusetts are conducting separate investigations of Evergreen Investment Management Company, LLC (“EIMCO”) and Evergreen Investment Services, Inc. (“EIS”)

concerning alleged issues surrounding the drop in net asset value of the Fund in May and June 2008. In addition, various Evergreen entities are defendants in three purported class actions, Keefe v. EIMCO , et al.; Krantzberg v. Evergreen Fixed Income Trust, et al.; and Mierzwinski v. EIMCO , et al., all filed in the U.S. District Court for the District of Massachusetts and related to the same events. The cases generally allege that investors in the Fund suffered losses as a result of (i) misleading statements in the Fund’s prospectus, (ii) the failure to accurately price securities in the Fund at different points in time and (iii) the failure of the Fund’s risk disclosures and description of its investment strategy to inform investors adequately of the actual risks of the fund.
     Merger Related Litigation. On October 4, 2008, Citigroup, Inc. (“Citigroup”) purported to commence an action in the Supreme Court in the State of New York captioned Citigroup, Inc. v. Wachovia Corp., et al., naming as defendants Wachovia, Wells Fargo, and the directors of both companies. The complaint alleged that Wachovia breached an exclusivity agreement with Citigroup, which by its terms was to expire on October 6, 2008, by entering into negotiations and an eventual acquisition agreement with Wells Fargo, and that Wells Fargo and the individual defendants had tortiously interfered with the same contract. In the complaint, Citigroup seeks $20 billion in compensatory damages and $40 billion in punitive damages. After significant procedural activity over the week of October 4-9, including a voluntary dismissal and re-filing of the action in amended form, the case was removed on October 9 to the U.S. District Court for the Southern District of New York. On October 10, Citigroup filed a motion to remand the case to the New York state court, and filed a new proposed amended complaint. The proposed amended complaint includes claims for breach of contract, tortious interference with contract, unjust enrichment, promissory estoppel, and quantum meruit. In the proposed amended complaint, which the court has not yet approved, Citigroup seeks $20 billion in compensatory damages, $20 billion in restitutionary and unjust enrichment damages, and $40 billion in punitive damages. On October 24, Wachovia and Wells Fargo filed a joint response to the motion to remand.
     On October 4, 2008, Wachovia filed a complaint in the U. S. District Court for the Southern District of New York, captioned Wachovia Corp. v. Citigroup, Inc. The complaint seeks declaratory relief, stating that the Wells Fargo merger agreement is valid, proper, and not prohibited by the exclusivity agreement. On October 5, Wachovia filed a motion for a preliminary injunction seeking to prevent Citigroup from interfering with or impeding its merger with Wells Fargo. On October 9, 2008, Citigroup issued a press release stating that Citigroup would no longer seek to enjoin the merger, but would continue to seek compensatory and punitive damages against Wachovia and Wells Fargo. On October 14, 2008, Wells Fargo filed a related complaint in the U. S. District Court for the Southern District of New York, captioned Wells Fargo v. Citigroup, Inc. The complaint seeks declaratory and injunctive relief, stating that the Wells Fargo merger agreement is valid, proper, and not prohibited by the exclusivity agreement. Citigroup has moved to dismiss the complaint.
     On October 8, 2008, a purported class action complaint captioned Irving Ehrenhaus v. John D. Baker, et al., was filed in the Superior Court for the County of Mecklenburg in the State of North Carolina. The complaint names as defendants Wachovia, Wells Fargo, and the directors of Wachovia. The complaint alleges that the Wachovia directors breached their fiduciary duties in approving the merger with Wells Fargo at an allegedly inadequate price, and that the Wells Fargo directors aided and abetted the alleged breaches of fiduciary duty. The action seeks to enjoin the Wells Fargo merger, or to recover compensatory or rescissory damages if the merger is consummated, as well as an award of attorneys’ fees and costs. Plaintiffs have asked the Court for expedited discovery and to set a hearing date for a preliminary injunction motion to enjoin the shareholder vote and the closing of the transaction.
     Data Treasury Litigation. Wachovia Bank, N.A. and Wachovia Corporation are among over 55 defendants named in two actions asserting patent infringement claims filed by Data Treasury Corporation in the U.S. District Court for the Eastern District of Texas. Data Treasury seeks a declaration that its patents are valid and have been infringed, and seeks damages and permanent injunctive relief. One of the cases is stayed pending re-examination of the patents by the U.S. Patent Office and the other case is currently in discovery.
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

Item 1A. Risk Factors.
For a discussion of the risk factors affecting Wachovia, see “Risk Factors” in Part I, Item 1A of Wachovia’s 2007 Annual Report on Form 10-K. On October 3, 2008, Wachovia and Wells Fargo (“Wells Fargo”) announced that they had entered into an Agreement and Plan of Merger, pursuant to which Wells Fargo agreed to acquire Wachovia (the “Wells Fargo Merger’). In connection with the Wells Fargo Merger, as well as the continued disruption and volatility in global financial markets, certain additional risks and uncertainties should also be considered as discussed below.
     Wells Fargo Merger. Risks associated with Wachovia and the Wells Fargo Merger include:
•	deposit attrition, operating costs, customer loss and business disruption before and following the completion of the Wells Fargo Merger, including, without limitation, difficulties in maintaining relationships with employees, may be greater than expected;

•	the inability to obtain governmental approvals of the Wells Fargo Merger on the proposed terms and schedule;

•	the failure of Wachovia’s shareholders to approve the Wells Fargo Merger and/or the failure to complete the Wells Fargo Merger on the proposed terms and schedule; and

•	the current disruption and volatility in global financial markets, as well as current adverse global economic conditions, may continue before and after completion of the Wells Fargo Merger and could negatively impact the operations of Wachovia, including, without limitation, its businesses, financial results, liquidity and financial condition, and the combined company following the Wells Fargo Merger.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Equity Securities by the Issuer and Affiliated Purchasers.
In August 2005, our board of directors authorized the repurchase of 100 million shares of our common stock, which together with remaining authority from previous board authorizations in 1999, 2000, and 2004 permitted Wachovia to repurchase up to approximately 150 million shares of our common stock as of August 16, 2005, the date that authorization was announced. Future stock repurchases may be private or open-market purchases, including block transactions, accelerated or delayed block transactions, forward transactions, collar transactions, and similar transactions. The amount and timing of stock repurchases will be based on various factors, such as management’s assessment of Wachovia’s capital structure and liquidity, the market price of Wachovia common stock compared to management’s assessment of the stock’s underlying value, and applicable regulatory, legal and accounting factors. In 2007, Wachovia repurchased 22 million shares of Wachovia common stock, all of such repurchases were in the open market, at an average cost of $54.35 per share. Please see “Stockholders’ Equity” in the Financial Supplement, filed as Exhibit (19) to this Report, for additional information about Wachovia’s share repurchases in the third quarter of 2008. The following table sets forth information about our stock repurchases for the three months ended September 30, 2008.

Issuer Repurchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of	Average Price	Part of Publicly	that May Yet Be
	Shares	Paid	Announced Plans or	Purchased Under the
Period (1)	Purchased (2)	per Share	Programs (3)	Plans or Programs (3)
July 1, 2008 to July 31, 2008	—	—	—	18,952,721
August 1, 2008 to August 31, 2008	—	—	—
September 1, 2008 to September 30, 2008	—	—	—

Total	—	—	—	18,952,721

(1) Based on trade date, not settlement date.
(2) In addition to these repurchases, pursuant to Wachovia’s employee stock option plans, participants may exercise Wachovia stock options by surrendering shares of Wachovia common stock that participants already own as payment of the option exercise price. Shares so surrendered by participants in Wachovia’s employee stock option plans are repurchased pursuant to the terms of the applicable stock option plan and not pursuant to publicly announced share repurchase programs. For the quarter ended September 30, 2008, no shares of Wachovia common stock were surrendered by participants in Wachovia’s employee stock option plans.
(3) On May 25, 1999, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On June 26, 2000, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 50 million shares of its common stock. On January 15, 2004, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 60 million shares of its common stock. On August 16, 2005, Wachovia announced a stock repurchase program pursuant to which Wachovia was authorized to repurchase up to 100 million shares of its common stock. None of these programs has an expiration date and each respective program expires upon completion of repurchases totaling the amount authorized for repurchase. During the second quarter of 2004, all remaining shares authorized under the May 1999 authorization, which totaled approximately 5.2 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2005, all remaining shares authorized under the June 2000 authorization, which totaled approximately 15.7 million shares at the beginning of the quarter, were repurchased. During the first quarter of 2006, all remaining shares authorized under the January 2004 authorization, which totaled approximately 23.6 million shares at the beginning of the quarter, were repurchased. As of September 30, 2008, there are no more shares remaining under the May 1999, June 2000 and January 2004 authorizations, and approximately 18.95 million shares remaining under the August 2005 authorization.
     Recent Sales of Unregistered Securities.
On October 3, 2008, Wachovia and Wells Fargo entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Wells Fargo would acquire Wachovia. As a condition to entering into the Merger Agreement, Wachovia and Wells Fargo also entered into a Share Exchange Agreement, dated as of October 3, 2008 (the “Share Exchange Agreement”). On October 20, 2008, pursuant to the terms of the Share Exchange Agreement, Wachovia issued 10 shares of a new series of Wachovia’s Class A Preferred Stock, designated as Class A Preferred Stock, Series M, no par value and with a liquidation preference of $1,000 per share (the “Preferred Stock”) to Wells Fargo in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. In exchange for the issuance of the Preferred Stock, Wells Fargo issued 1,000 shares of its common stock to Wachovia.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.

Exhibit No.	Description

(2)(a)	Agreement and Plan of Merger between Wachovia and Wells Fargo & Company, dated as of October 3, 2008. (Incorporated by reference to Exhibit 2.1 to Wachovia’s Current Report on Form 8-K dated October 9, 2008)
(2)(b)	Share Exchange Agreement between Wachovia and Wells Fargo & Company, dated as of October 3, 2008. (Incorporated by reference to Exhibit 2.2 to Wachovia’s Current Report on Form 8-K dated October 9, 2008)
(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)
(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)
(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)
(3)(f)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.)
(3)(g)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.)
(3)(h)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated April 17, 2008.)
(3)(i)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated October 20, 2008)
(4)(a)	Amendment to Wachovia’s Shareholder Protection Rights Agreement. (Incorporated by reference to Exhibit 4.1 of Wachovia’s Current Report on Form 8-K dated October 9, 2008)
(4)(b)	Instruments defining the rights of security holders, including indentures.*
(10)	Employment Agreement, dated as of September 8, 2008, between Wachovia and David K. Zwiener. (Incorporated by reference to Wachovia’s Current Report on Form 8-K dated September 8, 2008)
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2008 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Wachovia Corporation
Date: October 30, 2008
	By:	/s/ Peter M. Carlson
Peter M. Carlson Executive Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

(2)(a)	Agreement and Plan of Merger between Wachovia and Wells Fargo & Company, dated as of October 3, 2008. (Incorporated by reference to Exhibit 2.1 to Wachovia’s Current Report on Form 8-K dated October 9, 2008)
(2)(b)	Share Exchange Agreement between Wachovia and Wells Fargo & Company, dated as of October 3, 2008. (Incorporated by reference to Exhibit 2.2 to Wachovia’s Current Report on Form 8-K dated October 9, 2008)
(3)(a)	Restated Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s 2001 Third Quarter Report on Form 10-Q.)
(3)(b)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(b) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(c)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit (3)(c) to Wachovia’s 2002 Annual Report on Form 10-K.)
(3)(d)	Articles of Amendment to Articles of Incorporation of Wachovia. (Incorporated by reference to Exhibit 4.1 to Wachovia’s Current Report on Form 8-K dated February 1, 2006.)
(3)(e)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit (3)(a) to Wachovia’s Current Report on Form 8-K dated April 18, 2007.)
(3)(f)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated December 21, 2007.)
(3)(g)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated February 8, 2008.)
(3)(h)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated April 17, 2008.)
(3)(i)	Articles of Amendment to Wachovia’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Wachovia’s Current Report on Form 8-K dated October 20, 2008)
(4)(a)	Amendment to Wachovia’s Shareholder Protection Rights Agreement. (Incorporated by reference to Exhibit 4.1 of Wachovia’s Current Report on Form 8-K dated October 9, 2008)
(4)(b)	Instruments defining the rights of security holders, including indentures.*
(10)	Employment Agreement, dated as of September 8, 2008, between Wachovia and David K. Zwiener. (Incorporated by reference to Wachovia’s Current Report on Form 8-K dated September 8, 2008)
(12)(a)	Computations of Consolidated Ratios of Earnings to Fixed Charges.
(12)(b)	Computations of Consolidated Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.
(19)	Wachovia’s Third Quarter 2008 Financial Supplement.
(31)(a)	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31)(b)	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32)(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Wachovia agrees to furnish to the Commission upon request, copies of the instruments, including indentures, defining the rights of the holders of the long-term debt of Wachovia and its consolidated subsidiaries.